Form 10-Q/A
period 2010-03-31
DYNAMIC VENTURES CORP
filed 2010-05-25
CIK 1454384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment Number 1
FORM 10-Q/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 25, 2010, 5,500,000  shares of common stock, par value $0.0001 per share, were issued and outstanding.

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

Date: May 25, 2010	Dynamic Ventures Corp.

	By:	/s/ Asher Atiah
Name: Asher Atiah Title: President and Director (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date May 25, 2010	By:	/s/ Asher Atiah
Name: Asher Atiah Title: President and Director (Principal Executive Officer)

Date: May 25, 2010	By:	/s/ Joseph Silver
Name: Joseph Silver Title: Secretary and Director (Principal Internal Accounting Officer)