Form 10-Q
period 2010-06-30
DYNAMIC VENTURES CORP
filed 2010-07-22
CIK 1454384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended JUNE 30 , 2010

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

As of  July 22, 5,500,000  shares of common stock, par value $0.0001 per share, were issued and outstanding.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

DYNAMIC VENTURES CORP.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
JUNE 30, 2010

Financial Statements-

Balance Sheets as of June 30, 2010 and December 31, 2009	F-2

Statements of Operations for the Three Months and Six Month Ended
June 30, 2010 and 2009 and Cumulative from Inception	F-3

Statement of Changes in Stockholders’ Equity for the Period from Inception
Through June 30, 2010	F-4

Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009
and Cumulative from Inception	F-5

Notes to Financial Statements	F-6

Dynamic Ventures
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET (NOTE 2)
AS OF JUNE 30, 2010

ASSETS
	As of	As of
	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Current Assets:
Cash and cash equivalents	$75,693	$282
Deferred offering costs	-	20,000

Total current assets	75,693	20,282

Total Assets	$75,693	$20,282

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$22,429	$24,419
Loans from related parties - Directors and stockholders	56,778	29,000

Total current liabilities	79,207	53,419

Total liabilities	79,207	53,419

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $.0001 per share, 200,000,000 shares authorized; 5,500,000 and 3,000,000 issued and
outstanding, respectively	550	300
Additional paid-in capital	54,750	-
(Deficit) accumulated during the development stage	(58,814)	(33,437)

Total stockholders' (deficit)	(3,514)	(33,137)

Total Liabilities and Stockholders' (Deficit)	$75,693	$20,282

The accompanying notes to financial statements
are an integral part of this balance sheet.

DYNAMIC VENTURES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2010
AND 2009 AND CUMULATIVE FROM INCEPTION (DECEMBER 22, 2008)
THROUGH JUNE 30, 2010
(Unaudited)

	Three Months Ended		Six Months Ended		Cumulative
	June 30,		June 30,		From
	2010	2009	2010	2009	Inception

Revenues	$-	$-	$-	$-	$-

Expenses:
General and administrative-	-	-	-	-
Professional fees	13,200	-	19,010	2,000	22,120
Patent	-	-	-	-	27,000
Consulting	2,300				2,300
Reasearch and development	800				800
Filing fees	1,729	-	3,678	-	4,607
Legal - incorporation	-	-	-	-	2,380
Other	-	18	3,100	18	18

Total general and administrative expenses	18,029	18	25,788	2,018	59,225

(Loss) from Operations	(18,029)	(18)	(25,788)	(2,018)	(59,225)

Other Income (Expense)	411	-	411	-	411

Provision for income taxes	-	-	-	-	-

Net (Loss)	$(17,618)	$(18)	$(25,377)	$(2,018)	$(58,814)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	4,593,407	3,000,000	3,801,105	2,651,934

The accompanying notes to financial statements are
an integral part of these statements.

DYNAMIC VENTURES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (DECEMBER 22, 2008)
THROUGH JUNE 30, 2010
(Unaudited)

				(Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Totals

Balance - at inception	-	$-	$-	$-	$-

Common stock issued for cash	3,000,000	300	-	-	300

Net (loss) for the period	-	-	-	(33,437)	(33,437)

Balance - December 31, 2009	3,000,000	$300	$-	$(33,437)	$(33,137)

Common stock issued for cash	2,500,000	250	54,750	-	55,000

Net (loss) for the period	-	-	-	(25,377)	(25,377)

Balance - June 30, 2010	5,500,000	$550	$54,750	$(58,814)	$(3,514)

The accompanying notes to financial statements are
an integral part of this statement.

DYNAMIC VENTURES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH ENDED JUNE 30, 2010 AND JUNE 30, 2009
AND CUMULATIVE FROM INCEPTION (DECEMBER 22, 2008)
THROUGH JUNE 30, 2010
(Unaudited)

	Six Months Ended		Cumulative
	June 30,		From
	2010	2009	Inception

Operating Activities:
Net (loss)	$(25,377)	$(2,018)	$(58,814)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Changes in net assets and liabilities-
Deferred offering costs	20,000	-	-
Accounts payable and accrued liabilities	(1,990)	-	22,429

Net Cash Used in Operating Activities	(7,367)	(2,018)	(36,385)

Investing Activities:		-	-

Net Cash Used in Investing Activities		-	-

Financing Activities:
Proceeds from stock issued	55,000	300	55,300
Loans from related parties - directors and stockholders	27,778	2,000	56,778

Net Cash Provided by Financing Activities	82,778	2,300	112,078

Net (Decrease) Increase in Cash	75,411	282	75,693

Cash - Beginning of Period	282	-	-

Cash - End of Period	$75,693	$282	$75,693

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of June 30, 2010, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2010, and the results of its operations and its cash flows for the periods ended June 30, 2010, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2010. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2009, filed with the SEC, for additional information, including significant accounting policies.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended June 30, 2010.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2010, the carrying value of accrued liabilities, and loans from directors and stockholders approximated fair value due to the short-term nature and maturity of these instruments.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended June 30, 2010, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are expensed as incurred.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2010, and expenses for the period ended June 30, 2010, and cumulative from inception. Actual results could differ from those estimates made by management.

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

The Company has commenced a capital formation activity by filing a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 2,500,000 shares of newly issued common stock at an offering price of $0.03 per share for proceeds of up to $75,000. The Registration Statement was declared effective on March 29, 2010. On May 4, 2010 the Company issued 2,500,000 shares of common stock pursuant to the Registration Statement on Form S-1, and received proceeds of $75,000. The Company incurred $20,000 of deferred offering costs related to this capital formation activity.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of June 30, 2010, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

(4)  Loans from Related Parties - Directors and Stockholders

As of June 30, 2010, loans from related parties amounted to $56,778 and represented working capital advances from Directors who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand.

(5)  Common Stock

On January 22, 2009, the Company issued 3,000,000 shares of its common stock to two individuals who are Directors and officers for proceeds of $300.

The Company has commenced a capital formation activity by filing a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 2,500,000 shares of newly issued common stock at an offering price of $0.03 per share for proceeds of up to $75,000. The Registration Statement was declared effective on March 29, 2010. On May 4, 2010 the Company issued 2,500,000 shares of common stock pursuant to the Registration Statement on Form S-1, and received proceeds of $75,000. The Company incurred $20,000 of deferred offering costs related to this capital formation activity.

(6)  Income Taxes

The provision (benefit) for income taxes for the periods ended June 30, 2010 and 2009, were as follows (assuming a 23% effective tax rate):

	2010	2009

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$5,837	$464
Change in valuation allowance	(5,837)	(464)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of June 30, 2010 and December 31, 2009, as follows:

	2010	2009

Loss carryforwards	$13,527	$7,691
Less - Valuation allowance	(13,527)	(7,691)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended June 30, 2010 and December 31, 2009, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of June 30, 2010, the Company had approximately $58,814 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2030.

(7)  Related Party Transactions

As described in Note 4, as of June 30, 2010, the Company owed $56,778 to Directors, officers, and principal stockholders of the Company for working capital loans.

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

On May 1, 2010, the Company entered into an agreement with Mobius Design for the production of a prototype of the Company's patented toothbrush. Under the Agreement, the Company agreed to pay 30,000 NIS.

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

Employees

Other than our current Directors and officers,  we have no other full time or part-time employees however the  Company has 2 outside consultants ..

Transfer Agent

We have engaged Nevada Agency and Trust as our stock transfer agent. Nevada Agency and Trust is located at 50 West Liberty Street, Reno, Nevada 89501. Their telephone number is (775) 322-0626 and their fax number is (775) 322-5623. The transfer agent is responsible for all record-keeping and administrative functions in connection with our issued and outstanding common stock.

Plan of Operation

We have engaged a third party Design and Consulting Company called , Mobius Design Ltd ,  for the initial design of  a fully operational prototype.

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

General Working Capital

We have raised as of today $75,000   in gross proceeds  pursuant to the effective Registration Statement on Form S-1, filed with the Securities and Exchange Commission .

We are not aware of any material trend, event or capital commitment, which would potentially adversely affect liquidity. In the event such a trend develops, we believe that we will have sufficient funds available to satisfy working capital needs through lines of credit and the funds expected from equity sales.

Liquidity and Capital Resources

Our balance sheet as of  June 30 2010 reflects cash in the amount of $75,693. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. The net loss for the six  months ended June 30, 2010 and June 30, 2009 amounted to $25,377 and $2,018 respectively. The net loss increased from the comparable period as a result of the Company becoming a reporting entity.

 We expect to incur a minimum of $100,000  in expenses during the next twelve months of operations.  Accordingly, we will have to raise the funds to pay for these expenses. We might do so through a private offering . We potentially will have to issue debt or equity  securities and / or enter into a strategic arrangement with a third party.

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

None

Item 3.  Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the six months ended June 30 2010.

Item 5. Other Information.

The Company issued 2,500,000 free trading shares to a total of 40 investors  pursuant to an effective S1 registration statement and raised gross  proceeds of $75,000  during the six months ended June 30 2010

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

Date: July 22, 2010	Dynamic Ventures Corp.

	By:	/s/ Asher Atiah
Name: Asher Atiah Title: President and Director (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date July 22, 2010	By	/s/ Asher Atiah
Name: Asher Atiah Title: President and Director (Principal Executive Officer)

Date: July 22, 2010	By:	/s/ Joseph Silver
Name: Joseph Silver Title: Secretary and Director (Principal Internal Accounting Officer)