Form 10-Q
period 2010-09-30
DYNAMIC VENTURES CORP.
filed 2010-12-06
CIK 1454384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number: 333-163913

DYNAMIC VENTURES CORP.
 (Exact name of registrant as specified in its charter)

Delaware	46-0521574
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

8776 E Shea Blvd. Suite B3A-615 Scottsdale, Arizona	85260
(Address of principal executive offices)	(Zip Code)

(480) 968-0207
(Issuer's telephone number)

_______________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer                                                                        Accelerated filer 
Non-accelerated filer                                                                                 Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 23, 2010, the Company’s outstanding common stock consisted of 50,000,000 common shares.

Page - 1

DYNAMIC VENTURES CORP.

Page - 2

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements.

DYNAMIC VENTURES CORP. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

Unaudited Consolidated Balance Sheet as of September 30, 2010 and Combined Balance Sheet as of December 31, 2009	F-1
Unaudited Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2010 and Unaudited Combined Statements of Operations for the Three Months and Nine Months Ended September 30, 2009
F-2
Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and Unaudited Combined Statements of Cash Flows for the Nine Months Ended September 30, 2009	F-3
Notes to Financial Statements	F-4

Page - 3

DYNAMIC VENTURES CORP. AND SUBSIDIARIES
Unaudited Balance Sheets
As Of September 30, 2010 and December 31, 2009

	Consolidated	Combined
	September 30, 2010	December 31, 2009
Assets:

Cash and cash equivalents	$240,416	$280,649
Accounts receivable, net	204,580	301,956
Inventories	25,839	7,886
Contracts in process	61,047	39,145
Other current assets	62,800	21,003

Total Current Assets	594,682	650,639

Property and equipment, net	1,595	26,796
Other long term assets		26,451
Total Assets	$596,277	$703,886

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$63,463	$18,170
Customer deposits	23,627
Deferred Income	45,913	27,250
Royalty payable - contracts	39,139	91,940
Loans from related parties - Directors and stockholders	283,547	10,326

Total Current Liabilities	455,689	147,686

Note payable	50,000

Total Liabilities	505,689	147,686

Equity

Common stock - par value $.0001 per share, 200,000,000
authorized , 50,000,000 issued and outstanding	5,000

Additional paid-in capital	120,027	1,744,201
Accumulated earning/deficit	(34,439)	(1,188,001)

Stockholders' Equity	90,588	556,200

Total Liabilities and Stockholders' Equity	$596,277	$703,886

The accompanying notes to financial statements are an integral part of these statements.

DYNAMIC VENTURES CORP. AND SUBSIDIARIES
Unaudited Statements Of Operations
For The Three Months And Nine Months Ended September 30, 2010 And September 30, 2009

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010 Consolidated	2009 Combined	2010 Consolidated	2009 Combined
Contract revenue	$961,625	$888,533	$2,653,487	$2,224,707
Software revenue	3,000	19,875	9,000	52,664
Total revenue	964,625	908,408	2,662,487	2,277,371

Costs of contract revenue	865,346	679,655	2,164,837	1,709,117
Cost of software revenue
Total cost of revenue	865,346	679,655	2,164,837	1,709,117

Gross Margin	99,279	228,753	497,650	568,254

Operating expense:
Selling, general and administrative	181,229	258,373	506,726	935,494
Depreciation and amortization expense		18,809	13,218	56,427
Total operating expenses	181,229	277,182	519,944	991,921

Other income (expense):

Other income	3,117	(1,529)	3,855	31,432

Total other income(expense)	3,117	(1,529)	3,855	31,432

Income(loss) before income taxes	(78,833)	(49,958)	(18,439)	(392,235)

Provision for income taxes

Net income (loss)	$(78,833)	$(49,958)	$(18,439)	$(392,235)

Net income (loss) per common share from Continuing Operations:
Basic & Diluted	$(0.002)	$(0.001)	$(0.000)	$(0.009)
Diluted	$(0.002)	$(0.001)	$(0.000)	$(0.009)

Weighted average common shares outstanding:
Basic & Diluted	50,000,000	43,000,000	49,322,344	42,769,231

The accompanying notes to financial statements are an integral part of these statements.

DYNAMIC VENTURES CORP. AND SUBSIDIARIES
Unaudited Statement Of Cash Flows
For The Nine Months Ended September 30, 2010 And
September 30, 2009

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2010 Consolidated	2009 Combined
OPERATING ACTIVITIES
Net Income (loss)	$(18,439)	$(392,235)
Adjustments to reconcile Net Income
to net cash provided by operations:
Depreciation and Amortization	13,686	56,427
Accounts Receivable	97,376	91,298
Other receivables		29,704
Prepaids	13,298	(1,633)
Inventory	(17,953)	(20,189)
Contracts in process	(21,902)	(116,349)
Other current assets	(59,172)
Accounts Payable	38,766	116,644
Unearned Income	18,663	123,165
Royalty Payable	(52,801)	(34,296)
Customer Deposits	23,627	18,240
Accrued expenses	(5,037)	(36,176)
Net Cash ( used ) by Operating Activities	30,112	(165,400)

INVESTING ACTIVITIES
Purchase property and equipment	(1,595)	(2,538)
Cash distribution	(150,000)
Net cash provided ( used ) by Investing Activities	(151,595)	(2,538)

FINANCING ACTIVITIES
Borrowing from ( repayments to ) related parties	30,250)	17,436
Note payable	50,000	89,646
Net cash provided by Financing Activities	80,250	107,082

Net cash ( decrease ) for period	(40,233)	(60,856)
Cash at beginning of period	280,649	219,768
Cash at end of period	$240,416	$158,912

SUPPLEMENTAL CASH FLOW DISCLOSURE
Contribution of expenses by member	$37,065
Purchase of FF&E with note	$20,545
Distribution of equity for expenses
paid by Company	$12,495

The accompanying notes to financial statements are an integral part of these statements.

DYNAMIC VENTURES CORP.

DYNAMIC VENTURES CORP. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

Summary of Significant Accounting Policies

Basis of Presentation and Organization

Organization – Dynamic Venture Corp. (“Dynamic” or the "Company") was incorporated in the State of Delaware on December 22, 2008. Dynamic initially intended to engage in the manufacturing and distribution of a non-powered toothbrush with longitudinal to lateral motion conversion.  This never materialized and Dynamic became a shell public company.

Bundled Builder Solutions Inc. (“Bundled Builder” also “BBSI”) was incorporated on August 29, 2008 under the laws of the state of Delaware.  Bundled Builder was formed to provide construction services through the combination of trade contractors and management integrated into one organization.  It acquired Floor Art, LLC (“Floor Art") and Builder Design Center, LLC (“BDC") in an asset purchase transaction effective March 31, 2010.  These companies have common ownership and all significant intercompany accounts and transactions have been eliminated in presenting the combined/consolidated results.  Floor Art’s primary business is installation of flooring.  BDC develops software for use by builders and designers.  Both subsidiaries have been in business for over five years.

Additionally, Bundled Builder provides construction management services to Native American communities in the Southwestern United States through a contract with a native owned company, Tribal Building Solutions, LLC.  There is no common ownership between the Company and Tribal Building Solutions, LLC.  This contract relationship began in September of 2009.

Bundled Builder also provides construction management for structured insulated panels’ construction (SIPS) for commercial projects throughout the United States through its subsidiary, EZ Build Systems, LLC which was formed in August of 2010.

On August 2, 2010 Dynamic entered into a share exchange agreement with BBSI whereby Dynamic obtained all of the issued and outstanding shares of BBSI, in exchange for the issuance of 22,500,000 common shares of Dynamic (originally 4,500,000 shares adjusted for a 5:1 stock split).  See discussion under “Subsequent Events”.  The transaction results in BBSI becoming a wholly-owned subsidiary of Dynamic.  As a result of the share exchange, Dynamic intends to carry on the business of BBSI as the primary business.  (Collectively Dynamic and BBSI are referred to as the Company).

Prior to the closing of the share exchange, there were no options or warrants to purchase shares of capital stock of Dynamic or BBSI outstanding and  the Company  has not adopted an equity incentive plan or otherwise reserved shares for issuance as incentive awards to officers, directors, employees and other qualified persons in the future.

 Basis of Presentation – While legally Dynamic acquired BBSI, for financial presentation purposes this is considered a “reverse acquisition” where BBSI is considered the acquirer. Therefore the accompanying interim, unaudited consolidated financial statements include the activity for BBSI on a combined basis prior to March 31, 2010, and on a consolidated basis after that date.  Operations of Dynamic are included from August 2, 2010 to September 30, 2010, as a result of its acquisition for financial reporting purposes.

The accompanying consolidated financial statements are unaudited.  However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2010, and the results of their operations and their cash flows for the periods ended September 30, 2010, and September 30, 2009, respectively.  These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2010.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from these estimates.  Principles of Combination – The interim consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly-liquid investments purchased with an original maturity of three months or less on the purchase date to be cash equivalents.

Valuation of Accounts Receivable – The Company accrues for revenue based on the completion of work.  Billings are due within 30 days.  Accounts receivable are reviewed to determine which are doubtful of collection.  In making the determination of the appropriate allowance for doubtful accounts, the Company considers specific accounts, analysis of accounts receivable agings, changes in customer payment terms, historical write-offs, changes in customer demand and relationships, concentrations of credit risk and customer credit worthiness.  The allowance for doubtful accounts totaled $35,000 at September 30, 2010.

Property and Equipment – Property and equipment are stated at cost and depreciated using the straight-line method over estimated useful lives of three to seven years.  Upon retirement or sale, the costs of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized.  Repairs and maintenance charges are expensed as incurred.

Inventory – Inventory consists of carpet and carpet pad which are valued at the lower of cost or market.  As of September 30, 2010, there was no allowance for inventory obsolescence.

 Long-Lived Assets – The Company evaluates potential impairment of long-lived assets, in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires the Company to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. The Company believes that long-lived assets in the accompanying balance sheet are appropriately valued at September 30, 2010, and no impairment has been recorded.

Revenue Recognition – The Company derives revenue from BBSI and its subsidiaries for their specific line of business.

The Company recognizes revenue for Floor Art in accordance with ASU 605-35-50, Accounting for Performance of Construction-Type and Certain Product-Type Contracts.  Under this rule, the Company can perform work under a fixed-price contract or a time-and-materials contract.  As these jobs are short in nature, revenue is recognized at the completion of the project.  For contracts in progress but not completed, costs incurred are accumulated until completion of the contract.  These costs consist of labor and materials which at September 30, 2010 was $61,047.

BDC is providing a software resource for builders and designers to use in the design center selection process.  To access the software, there is a fee billed at the beginning of the contract period which extends, generally, a period of six months. As the billing and collection of fees are collected up front, the Company has deferred revenue for the portion of revenue received, but not earned, at year end.  For the nine months ended September 30, 2010 the Company had deferred revenue of $45,913.

The Company recognizes revenue for BBSI construction management projects in Native American communities and for EZ-Build Systems’ commercial projects in accordance with ASU 605-35-50, Accounting for Performance of Construction-Type and Certain Product-Type Contracts.  Under this rule, the Company can perform work under a fixed-price contract or a time-and-materials contract.  As these jobs are longer in nature, revenue is recognized as a percentage of completion based on the percentage of costs paid on the total cost of the project.  For contracts  in progress but not completed, costs incurred are charged to costs of contract revenues at the same time the revenues are recognized.  At September 30, 2010 there were no contracts in progress for these projects.

Income (Loss) per Common Share

Basic income (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.  The 22,500,000 (adjusted for the 5:1 stock split) shares issued for the August 2, 2010 stock exchange described in paragraph 1 are considered outstanding for the entire 3 month and 9 month periods ending September 30, 2010.  Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the period ended September 30, 2010.

 Income Taxes – Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes.  The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

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

The Financial Accounting Standards Board issued new guidance on accounting for uncertainty in income taxes.  The Company adopted this new guidance for the nine months ended September 30, 2010, and year ended December 31, 2009.  Management evaluated the Company’s tax positions and concluded that the Company had taken no uncertain tax positions that require adjustment to the financial statements to comply with the provisions of this guidance.  The Company recognized interest and penalties related to uncertain tax positions in income tax expense.  As of September 30, 2010, the Company made no provision for interest or penalties related to uncertain tax positions.  The company files income tax returns in the U.S. federal jurisdiction and Arizona.  There are currently no federal or state income tax examinations underway for these jurisdictions.  Given that the Company was newly formed in 2008, the Company is not subject to income tax examinations by the U.S. federal, state or local tax authorities for years before 2008.

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

Patent

On September 20, 2009, Dynamic entered into a Patent Transfer and Sale Agreement whereby they acquired all of the right, title and interest in the patent known as the “Toothbrush with longitudinal to lateral motion conversion” for consideration of $27,000.  The United States Patent number is 6,918,154.  Under the terms of the Patent Transfer and Sale Agreement, the Company was assigned rights to the patent free of any liens, claims, royalties, licenses, security interests or other encumbrances.  The cost of obtaining the patent was expensed.  The patent was issued on July 19, 2005 and assigned to the Company on December 1, 2009.

Loans from Related Parties - Directors and Stockholders

As of September 30, 2010, loans from related parties amounted to $283,547 and represented working capital advances from principal officers and directors who are also stockholders of the Company.  The loans are unsecured, non-interest bearing, and due on demand.

Common Stock

On March 29, 2010, Dynamic completed an offering of 2,500,000 shares of newly issued common stock at an offering price of $0.03 per share for proceeds of $75,000 by filing a Registration Statement on Form S-1 with the Securities and Exchange Commission ( S.E.C.)

For financial reporting presentation purposes, BBSI issued 22,500,000 (4,500,000 shares adjusted for the 5:1 stock dividend) shares of its common stock to acquire Dynamic.  Therefore the operations of Dynamic are not reflected within these financial statements until after August 2, 2010, and the financial statements before this date are of BBSI.

 Related Party Transactions

As a result of the acquisition of Floor Art and BDC by  BBSI  on March 31, 2010,  BBSI owed a Director for assets acquired in excess of liabilities assumed and for cash advanced to the affiliated entities for operations. The balance due the Director as of September 30, 2010 is $283,547.  This amount is unsecured, non-interest bearing, and due upon demand.

In August of 2010, the Company hired JENAL Consulting, Inc. to provide the company with marketing of the SIPS panel construction system.  The owner of JENAL is the wife of Al Cain, director.  The Company has paid JENAL $21,332 as of September 30,2010.

Litigation – From time to time, the Company may be subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the ordinary course of business activities.  The Company is not currently aware of any legal proceedings or claims that will have, individually or in the aggregate, a material effect on the Company’s financial condition, results of operations or cash flows

Notes payable - The Company entered into note payable with National Cash and Credit, LLC on August 27, 2010, for working capital in the amount of $50,000.  Terms of the note call for repayment in two years with interest accrued at 18% per year.

Subsequent Events

Subsequent to September 30, 2010 the Company declared a 5:1 stock dividend on October 14, 2010 to stockholders of record on November 9, 2010.  The issuance date for each share issued as a stock dividend will be deemed to be the same as the issuance date of their counterpart shares in respect of which they were issued.  Likewise, the shares issued as a stock dividend will carry the same restrictions as to trading, if any, as their counterpart shares in respect of which they were issued.  Due to the size of the stock dividend it has been accouted for as a stock split and the  effect of this stock dividend has been reflected in the financial statements and proforma financial statements for periods ending September 30, 2010 and September 30, 2009.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement

This report on Form 10-Q contains certain forward-looking statements.  All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

These forward-looking statements involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs, and risk of declining revenues.  Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors.  These forward-looking statements are made as of the date of this filing, and we assume no obligation to update such forward-looking statements.  The following discusses our financial condition and results of operations based upon our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States.  It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein.

 The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

Company Overview

We were incorporated in Delaware on December 22, 2008.  We initially intended to engage in the manufacturing and distribution of a non-powered toothbrush with longitudinal to lateral motion conversion.  On August 2, 2010 we entered into a share exchange agreement with Bundled Builder Solutions Inc. (“Bundled Builder”) whereby we acquired all of the issued and outstanding shares of Bundled Builder, in exchange for the issuance of 4,500,000 (22,500,000 after effect of a 5 for 1 forward stock split) common shares.  The transaction resulted in Bundled Builder becoming our wholly-owned subsidiary.  Prior to the share exchange we were a development stage company with no operations. As a result of the acquisition we now intend to carry on the business of Bundled Builder as our primary business.

Bundled Builder was incorporated on August 29, 2008 under the laws of the state of Delaware.  Bundled Builder was formed to provide outsource management solutions.  In addition to suggested solutions, we are a one source solution implementation company providing construction services through the combination of trade contractors and management integrated into one organization, project financing sources, and green, energy efficient building systems.

Additionally, we acquired Floor Art, LLC and Builder Design Center, LLC in an asset purchase transaction effective March 31, 2010.  These companies have common ownership and all significant intercompany accounts and transactions have been eliminated in presenting the consolidated results.  Floor Art, LLC’s primary business is installation of flooring.  Builder Design Center, LLC develops software for use by builders and designers.  Both subsidiaries have been in business for over five years.

Bundled Builder provides construction management services to Native American communities in the Southwestern United States through a contract with a native owned company, Tribal Building Solutions, LLC.  Construction management includes design, build, energy efficiency, and finance solutions.  There is no common ownership between the Company and Tribal Building Solutions, LLC.  This contract relationship began in September of 2009.

Bundled Builder also provides green, energy building systems and construction management for commercial projects using structured insulated panels construction (SIPS) throughout the United States through its subsidiary, EZ Build Systems, LLC (EZ Systems) which was formed in August of 2010.  The Company manages all aspects of projects including design, financing, and construction.

Page - 11

Liquidity and Capital Resources

As of September 30, 2010, we had cash and cash equivalents of $240,416 and a working capital surplus of $138,993.  As of September 30, 2010 our accumulated deficit was $16,262.  For the nine months ended September 30, 2010 our net loss was $18,439 compared to $392,235 during the same period in 2009.  This decrease was due mostly to lower selling, general and administrative fees.

Our loss for the nine months ended September 30, 2010 was $18,439. Cash generated from operating activities was $30,112, cash used in financing activities was $151,595, and cash generated from financing activities was $80,250. This resulted in a decrease in our cash position of $40,233.

We generated net cash of $30,112 in operating activities for the nine months ended September 30, 2010 compared to net use of cash of $165,400 in operating activities for the same period in 2009.  We used net cash of $151,595 in investing activities for the nine months ended September 30, 2010 compared to net cash of $2,538 for investing activities during the same period in 2009.  During the nine months ended September 30, 2010 our monthly cash generated by operating activities was approximately $3,456, compared to monthly cash required by operating activities of approximately $18,377 for the same period in 2009.

  We expect to require a total of approximately $1,000,000 to fully carry out our business plan over the next twelve months beginning December 2010 as set out in this table:

Description	Estimated Expense
Marketing our services	$200,000
Payment of accounts payable and accrued liabilities	$100,000
General and administrative expenses	$550,000
Professional fees	$100,000
Investor relations expenses	$50,000
Total	$1,000,000

We intend to meet our cash requirements for the next 12 months through operations and external sources: a combination of debt financing and equity financing through private placements.  We are currently not in good short-term financial standing.  We will not have enough positive internal operating cash flow until we can generate substantial revenues, which may take the next year to fully realize.  There is no assurance we will achieve profitable operations.  We have historically financed our operations primarily by cash flows generated through operations and cash infusions from officers and outside investors in exchange for debt and/or common stock.

These consolidated financial statements have been prepared on the assumption that we are a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations.  Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future.  Our continuation as a going concern is dependent upon our ability to attain profitable operations and generate funds from there, and/or raise equity capital or borrowings sufficient to meet current and future obligations.  Management plans to raise equity financings over the next twelve months to finance operations. There is no guarantee that we will be able to complete any of these objectives.

We intend to raise funds to meet our cash requirements (approximately $1,000,000) from operations, private placements, loans, or possibly a registered public offering (either self-underwritten or through a broker-dealer) within the next year. At this time we do not have any commitments from any broker-dealer to provide us with financing.  There is no guarantee that we will be successful in raising any capital.  There is no assurance that we will be able to obtain such additional funds on favorable terms, if at all.  If we fail in raising capital, our business may fail and we may curtail or cease our operations.

Page - 12

Results of Operations for the three months ended September 30, 2010 compared to the three months ended September 30, 2009

Revenues

We earned gross revenues of $964,625 during the three months ending on September 30, 2010 compared to gross revenues of $908,408 for the same period in 2009.

Our total cost of revenue for the three months ended September 30, 2010 was $865,346 compared to a total cost of revenue of $679,655 for the three months ended September 30, 2009.

Our gross margin for the three months ended September 30, 2010 was $99,279 compared to a gross margin of $228,753 for the three months ended September 30, 2009.

Net Loss

We incurred a net loss of $78,833 for the three months ended September 30, 2010, compared to a net loss of $49,958, for the same period in 2009.  This increase in net loss is mostly due to higher costs of contract revenue.  Our basic and diluted loss per share was $0.002 for the three months ended September 30, 2010 and $0.001 for the same period in 2009.

Expenses

Our total operating expenses decreased from $277,182 to $181,229 for the three months ended September 30, 2010 compared to the same period in 2009.  This decrease in expenses is mostly due to lower selling, general and administrative expenses

Our general and administrative expenses consist of payroll and related payroll taxes, employer’s portion of employee health insurance costs, legal and accounting fees, bank charges, travel, meals and entertainment, office maintenance, communication expenses (internet, fax, and telephone), courier, postage costs, office supplies.  Our selling, general and administrative expenses decreased $77,144 from $258,373 to $181,229 for the three months ended September 30, 2010 compared to the same period in 2009.

Our depreciation and amortization expense decreased $18,809 from $18,809 to $nil for the three months ended September 30, 2010 compared to the same period in 2009.

Cash

Cash increased for the three months ended September 30, 2010 by $87,667 as a result of cash provided from operating activities of $59,012, cash used in investing activities of $1,595, and cash provided by financing activities of $30,250.  The net loss for the quarter of $78,833 was offset by reductions in accounts receivable and contracts in process due to the decline in margins discussed above.

Cash decreased for the three months ended September 30, 2009 $19,218 as a result of cash used by operating activities of $42,140, cash used in investing activities of $2,540, and cash provided by financing activities of $25,462.  The net loss for the quarter $49,958 was funded by reduction in cash of $19,218 and cash provided by financing activities of $25,462.

Results of Operations for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

Revenues

We earned contract revenues of $2,653,487 during the nine months ending on September 30, 2010, compared to contract revenues of $2,224,707 during the same period in 2009.

Our total cost of revenue for the nine months ended September 30, 2010 was $2,164,837 compared to a total cost of revenue of $1,709,117 for the nine months ended September 30, 2009.

Page - 13

Our gross margin for the nine months ended September 30, 2010 was $497,650 compared to a gross margin of $568,254 for the nine months ended September 30, 2009.

Net Loss

We incurred a net loss of $18,439 for the nine months ended September 30, 2010, compared to a net loss of $392,235 for the same period in 2009.  This decrease in net loss is mostly due to lower selling, general and administrative expenses.  Our basic and diluted loss per share was $0.000 for the nine months ended September 30, 2010, and $0.009 for the same period in 2009.

Expenses

Our total operating expenses decreased from $991,921 to $519,944 for the nine months ended September 30, 2010 compared to the same period in 2009.  This decrease in expenses is mostly due to lower selling, general and administrative expenses.

Our selling, general and administrative expenses decreased $428,768 from $935,494 to $506,726 for the nine months ended September 30, 2010 compared to the same period in 2009.

Our depreciation and amortization expense decreased $43,209 from $56,427 to $13,218 for the nine months ended September 30, 2010 compared to the same period in 2009.

Cash

Cash decreased for the nine months ended September 30, 2010 by $40,233 as a result of cash generated by operating activities of $31,112, cash used in investing activities of $151,595, and cash provided by financing activities of $80,250.  The cash used by operating activities resulted from the net loss for the nine months of $18,439, a decrease in accounts payable and a decrease in accounts receivable.

Cash decreased for the nine months ended September 30, 2009 by $60,856 as a result of cash used by operating activities of $165,400, cash used in investing activities of $2,538, and cash provided by financing activities of $107,082.  The net loss for the quarter of $392,235 less non-cash depreciation and amortization of $56,427 was funded by a reduction in receivables, increases in accounts payable, and cash provided by financing activities.

Off-Balance Sheet Arrangements

As of September 30, 2010, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.  Quantitative and Qualitative Disclosure About Market Risks.

Not applicable.

Page - 14

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean the company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow  timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported within the time periods specified.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2010 the Company hired a new chief financial officer as a result of the stock exchange.  This was not as a result of any control weaknesses or acts by the CEO or CFO.  Other than these changes, there have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting

PART II
OTHER INFORMATION

Item 1.                       Legal Proceedings.

None.

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.                      Other Information.

None.

Page - 15

Item 6.  Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dynamic Ventures Corp.

Date: December 2, 2010	By:	/s/ Paul Kalkbrenner
Name: Paul Kalkbrenner Title: President and Director (Principal Executive Officer)

Date: December 2, 2010	By:	/s/ Mark Summers
Name: Mark Summers Title: Chief Financial Officer (Principal Accounting Officer)

Page - 16

Exhibit 31.1

Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of

the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002

I, Paul Kalkbrenner, certify that:

1	I have reviewed this Quarterly Report on Form 10-Q for the period ended September 30, 2010, of Dynamic Ventures Corp.

2
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

3
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report.

4
I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) for the Registrant and have:

a
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c
Evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d
Disclosed in this report any change in the Registrant’s internal control over financial reporting that occurred during the period covered by the quarter report that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

5.
I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions):

a
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

b	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

By: /s/ Paul Kalkbrenner

Paul Kalkbrenner

Chief Executive Officer

November 30, 2010

Page - 17

Exhibit 31.2

Certification of the Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the

Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002

I, Mark Summers, certify that:

1	I have reviewed this Quarterly Report on Form 10-Q for the period ended September 30, 2010, of Dynamic Ventures Corp.

2
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

3
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report.

4
I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) for the Registrant and have:

a
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c
Evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d
Disclosed in this report any change in the Registrant’s internal control over financial reporting that occurred during the period covered by the quarter report that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

5.
I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions):

a
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

b	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

By: /s/ Mark Summers

Mark Summers

Chief Financial Officer

November 30, 2010

Page - 18

Exhibit 32.1

Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Dynamic Ventures Corp., (the “Company”) on Form 10-Q for the period ended September 30, 2010, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Paul Kalkbrenner, Chief Executive Officer of the Company certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By: /s/ Paul Kalkbrenner

Paul Kalkbrenner

Chief Executive Officer

November 30, 2010

Page - 19

Exhibit 32.2

Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Dynamic Ventures Corp., (the “Company”) on Form 10-Q for the period ended September 30, 2010, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Mark Summers, Chief Financial Officer of the Company certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By: /s/ Mark Summers

Mark Summers

Chief Financial Officer

November 30, 2010

Page - 20