Form 10-Q/A
period 2010-09-30
DYNAMIC VENTURES CORP.
filed 2011-01-21
CIK 1454384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

(480) 968-0207
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer o                                                                            Accelerated filer o
Non-accelerated filer o                                                                                                                              Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes þ   No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of January 7, 2011, the Company’s outstanding common stock consisted of 50,000,000 common shares.

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
F-2
Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and Unaudited Combined Statements of Cash Flows for the Nine Months Ended September 30, 2009	F-3
Unaudited Statement of Changes in Equity for the Nine Months Ended September 30, 2010	F-4
Notes to Financial Statements	F-5

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

Page - 4

DYNAMIC VENTURES CORP. AND SUBSIDIARIES
Unaudited Statements of Operations
For The Three Months and Nine Months Ended September 30, 2010 And September 30, 2009

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010 Consolidated	2009 Combined	2010 Consolidated	2009 Combined
Contract revenue	$961,625	$888,533	$2,653,487	$2,224,707
Software revenue	3,000	19,875	9,000	52,664
Total revenue	964,625	908,408	2,662,487	2,277,371

Costs of contract revenue	865,346	679,655	2,164,837	1,709,117
Cost of software revenue
Total cost of revenue	865,346	679,655	2,164,837	1,709,117

Gross Margin	99,279	228,753	497,650	568,254

Operating expense:
Selling, general and administrative	181,229	258,373	506,726	935,494
Depreciation and amortization expense		18,809	13,218	56,427
Total operating expenses	181,229	277,182	519,944	991,921

Other income (expense):

Other income	3,117	(1,529)	3,855	31,432

Total other income(expense)	3,117	(1,529)	3,855	31,432

Income(loss) before income taxes	(78,833)	(49,958)	(18,439)	(392,235)

Provision for income taxes

Net income (loss)	$(78,833)	$(49,958)	$(18,439)	$(392,235)

Net income (loss) per common share from Continuing Operations:
Basic & Diluted	$(0.002)	$(0.002)	$(0.000)	$(0.017)
Diluted	$(0.002)	$(0.002)	$(0.000)	$(0.017)

Weighted average common shares outstanding:
Basic & Diluted	38,564,356	22,500,000	28,443,223	22,500,000

The accompanying notes to financial statements are an integral part of these statements.

Page - 5

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

Page - 6

DYNAMIC VENTURES CORP. AND SUBSIDIARIES Unaudited Statement Of Changes in Equity For The Nine Months Ended September 30, 2010

	Common Stock
	Shares	Value	Contributed Capital	Retained Earnings	Total

Balance as of 12/31/09			1,744,201	(1,188,001)	556,200
Stock dividend	22,500,000	2,250		(2,250)	-
Recapitalization			(1,176,001)	1,176,001	-
Net deemed distribution			(448,173)	-	(448,173)
Net Income before recapitalization				12,000	-
Net Income after recapitalization				48,394	-
total net income			-	60,394	60,394
Balance as of 6/30/10	22,500,000	2,250	120,027	46,144	168,421
Share issued for Stock Exchange	27,500,000	2,750		(1,750)	1,000
					-
Net Income (loss)				(78,833)	(78,833)
Balance as of 9/30/10	50,000,000	5,000	120,027	(34,439)	90,588

The equity roll reflects the recapitalization that occurred as of 3/31/10 with BBSI buying out Floor Art and BDC. It also reflects the subsequent stock dividend of 5:1 which for accounting purposes was treated like a stock split due to > 25% of shares issued and significant change in market price (ASC 505).

The accompanying notes to financial statements are an integral part of these statements.

Page - 7

DYNAMIC VENTURES CORP.
DYNAMIC VENTURES CORP. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

Summary of Significant Accounting Policies

Basis of Presentation and Organization

Organization – Dynamic Ventures Corp. (the “Company”) was incorporated in the State of Delaware on December 22, 2008. The Company initially intended to engage in the manufacturing and distribution of a non-powered toothbrush with longitudinal to lateral motion conversion.  This never materialized and the Company became a shell public company.

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

On August 2, 2010, the Company entered into a share exchange agreement with BBSI whereby the Company obtained all of the issued and outstanding shares of BBSI, in exchange for the issuance of 22,500,000 common shares of the Company (originally 4,500,000 shares adjusted for a 5:1 stock split).  See discussion under “Subsequent Events”.  The transaction results in BBSI becoming a wholly-owned subsidiary of the Company.  As a result of the share exchange, the Company intends to carry on the business of BBSI as the primary business.

Prior to the closing of the share exchange, there were no options or warrants to purchase shares of capital stock of the Company or BBSI outstanding and  the Company  has not adopted an equity incentive plan or otherwise reserved shares for issuance as incentive awards to officers, directors, employees and other qualified persons in the future.

Basis of Presentation – While legally the Company acquired BBSI, for financial presentation purposes this is considered a “reverse acquisition” where BBSI is considered the acquirer. Therefore the accompanying interim, unaudited consolidated financial statements include the activity for BBSI on a combined basis prior to March 31, 2010, and on a consolidated basis after that date.  Operations of the Company are included from August 2, 2010 to September 30, 2010, as a result of its acquisition for financial reporting purposes.

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

Page - 8

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

Page - 9

Income (Loss) per Common Share

Basic income (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.  The 22,500,000 (adjusted for the 5:1 stock split) shares issued for the August 2, 2010 stock exchange described in paragraph 1 are considered outstanding for the entire 3 month and 9 month periods ending September 30, 2010 and 2009.  Dynamic Ventures Corp shares issued prior to the stock exchange agreement totaling 27,500,000 (adjusted for the 5:1 stock split) are considered outstanding from August 2, 2010, the effective date of the stock exchange agreement.  Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the period ended September 30, 2010.

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

Page - 10

Patent

On September 20, 2009, the Company entered into a Patent Transfer and Sale Agreement whereby they acquired all of the right, title and interest in the patent known as the “Toothbrush with longitudinal to lateral motion conversion” for consideration of $27,000.  The United States Patent number is 6,918,154.  Under the terms of the Patent Transfer and Sale Agreement, the Company was assigned rights to the patent free of any liens, claims, royalties, licenses, security interests or other encumbrances.  The cost of obtaining the patent was expensed.  The patent was issued on July 19, 2005 and assigned to the Company on December 1, 2009.

Loans from Related Parties - Directors and Stockholders

As of September 30, 2010, loans from related parties amounted to $283,547 and represented working capital advances from principal officers and directors who are also stockholders of the Company.  The loans are unsecured, non-interest bearing, and due on demand.

Common Stock

On March 29, 2010, the Company completed an offering of 2,500,000 shares of newly issued common stock at an offering price of $0.03 per share for proceeds of $75,000 by filing a Registration Statement on Form S-1 with the Securities and Exchange Commission ( S.E.C.)

For financial reporting presentation purposes, BBSI issued 22,500,000 (4,500,000 shares adjusted for the 5:1 stock dividend) shares of its common stock to acquire the Company.  Therefore the operations of the Company are not reflected within these financial statements until after August 2, 2010, and the financial statements before this date are of BBSI.

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

Subsequent Events

Subsequent to September 30, 2010 the Company declared a 5:1 stock dividend on October 14, 2010 to stockholders of record on November 9, 2010.  The issuance date for each share issued as a stock dividend will be deemed to be the same as the issuance date of their counterpart shares in respect of which they were issued.  Likewise, the shares issued as a stock dividend will carry the same restrictions as to trading, if any, as their counterpart shares in respect of which they were issued.  Due to the size of the stock dividend it has been accounted for as a stock split and the effect of this stock dividend has been reflected in the financial statements and pro forma financial statements for periods ending September 30, 2010 and September 30, 2009.

Page - 11

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement

This report on Form 10-Q/A contains certain forward-looking statements.  All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

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

Company Overview

We were incorporated in Delaware on December 22, 2008.  We initially intended to engage in the manufacturing and distribution of a non-powered toothbrush with longitudinal to lateral motion conversion.  On August 2, 2010 we entered into a share exchange agreement with Bundled Builder Solutions Inc. (“Bundled Builder”) whereby we acquired all of the issued and outstanding shares of Bundled Builder, in exchange for the issuance of 4,500,000 (22,500,000 after effect of a 5 for 1 forward stock split) common shares.  The transaction resulted in Bundled Builder becoming our wholly-owned subsidiary.  Prior to the share exchange, we were a development stage company with no operations. As a result of the acquisition, we now intend to carry on the business of Bundled Builder as our primary business.

Bundled Builder was incorporated on August 29, 2008 under the laws of the state of Delaware.  Bundled Builder provides construction services through the combination of trade contractors and management integrated into one consolidated organization.  On March 31, 2010, Bundle Builder acquired Floor Art, LLC (“Floor Art") and Builder Design Center, LLC (“BDC”) in an asset purchase transaction.  These companies have common ownership and all significant intercompany accounts and transactions have been eliminated in presenting the consolidated results.  Floor Art has been an ongoing company for fifteen years and its primary business is focused on the interior finishes of a building such as installation of flooring and countertops.  BDC develops software for use by builders and designers.  Both subsidiaries have been in business for over five years.

Bundled Builder offers construction management services for the following three types of projects, which make up our current product line: a) construction of residential houses in Native American communities; b) use of structured insulated panels ("SIPS") for commercial buildings; and c) construction by “bundles” of related trade activities for both residential and commercial projects.

Regarding the first product, Bundled Builder provides construction management services to Native American communities in the Southwestern United States through a contract with a Native American owned company, Tribal Building Solutions, LLC, which began in September, 2009.  There is no common ownership between the Company and Tribal Building Solutions, LLC.  Currently, we provide construction management services primarily for residential homes within these Native American communities, but we anticipate expanding our services in the near future to include commercial buildings and projects.  The Native American product began in August of 2010 with the construction of six homes which are in their final stages of construction and are expected to be completed in January 2011.  Operating results from the Native American product did not begin until August of 2010.

Page - 12

Bundled Builder’s second product involves providing construction management services for the construction of “green” light commercial buildings using structured insulated panels ("SIPS").  Light commercial buildings by definition are buildings that have five stories or less. We offer this product throughout the United States only through Bundled Builders’ subsidiary, EZ Build Systems, LLC (“EZ Systems") which was formed in August of 2010.  SIPS are high performance building panels used in floors, walls and roofs that are extremely strong, energy efficient and cost effective.  The panels form the shell of the commercial building. As part of our services, we work with the engineer, architect and customer to design the most appropriate building shell based on the customer’s needs.  Then, we order the panels from the manufacturer, work with the supplier on receiving the panels, deliver the panels to the construction site and oversee installation of the SIPS by the general contractor.  Our focus for this product is on small hotels (five stories or less) and other businesses within the hospitality industry.  Currently, our only SIPS customer is the Bossier, LA hotel, a boutique hotel, which is in its final design stage and will begin construction at the beginning of March 2011.  The Bossier, LA hotel has not yet begun to generate revenues.

Our third product involves providing construction management services for “bundles” of related trade activities for both residential and commercial buildings.  Bundled building means combining several construction trade activities into one group based on interrelated functions and installation sequences.  Here, part of our services includes the actual construction of these bundles.  For example, Floor Art provides finishes for houses and commercial buildings including flooring, tile, counter tops, and bath surroundings.  Currently, Floor Art is our only trade bundle in operation.  Floor Art has been an ongoing business for fifteen years.

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

Page - 13

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

We believe that a major industry trend is the construction of energy efficient buildings.  All of the commercial buildings that we design under the SIPS system are designed to be certified under the Leadership in Energy & Environmental Design (“LEED”) system.  LEED is an internationally recognized “green” building certification system that provides a set of standards for the environmentally sustainable design, construction and operation of buildings and neighborhoods.  We believe that the LEED certification of our SIPS product gives us a significant market advantage.  In our experience, financial lenders also prefer LEED certified projects, which increases the chances that we will receive funding for our projects.

In regard to our Native American housing product, we believe that we have a niche in this market because there is a great need for this type of housing in Arizona and New Mexico, where we are based, as well as throughout the United States.  We have seen that Native Americans are gaining a stronger financial footing and are more able to invest in housing.  We believe that the homebuilding market will remain low but that it has reached a bottoming out level.  Significant numbers of foreclosures are occurring nationwide and we anticipate that there will be a demand for our “bundles” product for rehabilitation of these REO properties.

Overall, we believe that our revenues will increase in 2011 and 2012 for the reasons stated above as well as other projects and business opportunities we are currently in the process of discussing and negotiating.  However, as there have been no definitive agreements reached other than those previously disclosed, the terms and conditions of any contemplated projects or business opportunities remain confidential information.

Results of Operations for the three months ended September 30, 2010 compared to the three months ended September 30, 2009

Revenues and Cost of Revenues

We earned gross revenues of $964,625 during the three months ending on September 30, 2010: Floor Art $572,007, BBSI $389,618, and BDC $3,000.  We earned gross revenues of $908,408 for the same period in 2009: Floor Art $888,533 and BDC $19,875.  Revenues for Floor Art and BDC are lower in 2010 due to the slow down in homebuilding activity from 2009. Revenues for BBSI don’t begin until August, 2010 when BBSI started its first Native American housing project.   The addition of BBSI revenues results in the increase of total sales between the quarters.

Our total cost of revenue for the three months ended September 30, 2010 was $865,346: Floor Art $497,361, BBSI  $367,985, and BDC  $0.  Total cost of revenue was $679,655 for the three months ended September 30, 2009: Floor Art $679,655, BBSI $0, and BDC $0.  Costs of revenues include costs for job related labor, material, subcontractor costs for engineering, architects, trade contractors, and job site general conditions.  Gross margin for Floor Art decreased from 23% for the three months ended September 30, 2009 to 13% for the same period in 2010 due to pricing pressures incurred while competing for market share in the decreasing homebuilding market.

Page - 14

Net Loss

We incurred a net loss of $78,833 for the three months ended September 30, 2010, compared to a net loss of $49,958, for the same period in 2009.  This increase in net loss is due to reduced sales and gross margins discussed above offset by a reduction in total operating costs of $95,953.

Expenses

Our total operating expenses decreased from $277,182 to $181,229 for the three months ended September 30, 2010 compared to the same period in 2009.  This decrease in expenses is due to lower selling, general and administrative expenses.  Our general and administrative expenses consist of payroll and related payroll taxes, employer’s portion of employee health insurance costs, legal and accounting fees, bank charges, travel, meals and entertainment, office rent and maintenance, communication expenses (internet, fax, and telephone), courier, postage costs, office supplies.  Our selling, general and administrative expenses decreased $77,144 from $258,373 to $181,229 for the three months ended September 30, 2010 compared to the same period in 2009, due to reduced payroll costs caused by staff reductions due to sales decreases and reduced occupancy costs due to reduced rent as a result of relocating the corporate office.

Our depreciation and amortization expense decreased $18,809 from $18,809 to $nil for the three months ended September 30, 2010 compared to the same period in 2009.  The Company did not acquire any depreciable assets in the acquisition of Floor Art and BDC. The Company had no depreciable assets during the three months ended September 30, 2010.

Results of Operations for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

Revenues and Cost of Revenues

We earned gross revenues of $2,662,487 during the nine months ending on September 30, 2010: Floor Art $2,263,859, BBSI $389,618, and BDC $9,000.  We earned gross revenues of $2,277,371 for the same period in 2009: Floor Art $2,224,707 and BDC $52,664.  Revenues for Floor Art remained fairly constant due to an increase in sales in first quarter 2010 due to the short term upswing in housing starts from the Federal tax rebates.  BDC sales are lower in 2010 due to the slow down in homebuilding activity from 2009. BDC did not share in the temporary upswing in first quarter revenues in 2010 since BDC revenues occur earlier in the construction process than Floor Art revenues and were thus included in 2009. Revenues for BBSI don’t begin until August, 2010 when BBSI started its first Native American housing project.  The addition of BBSI revenues results in the increase of total sales between the periods.

Our total cost of revenue for the nine months ended September 30, 2010 was $2,164,837:  Floor Art $1,796,852, BBSI $367,985, and BDC $0.  Total cost of revenue was $1,709,117 for the nine months ended September 30, 2009: Floor Art $1,709,117, BBSI $0, and BDC $0. Costs of revenues include costs for job related labor, material, subcontractor costs for engineering, architects, trade contractors, and job site general conditions. Gross margin for Floor Art decreased from 25% for the nine months ended September 30, 2009 to 19% for the same period in 2010 due to pricing pressures incurred while competing for market share in the decreasing homebuilding market.

Net Loss

We incurred a net loss of $18,439 for the nine months ended September 30, 2010, compared to a net loss of $392,235 for the same period in 2009.  This decrease in net loss is due to reduced sales and gross margins of $70,604 discussed above offset by a reduction in total operating costs of $471,977.

Page - 15

Expenses

Our total operating expenses decreased from $991,921 to $519,944 for the nine months ended September 30, 2010 compared to the same period in 2009. .  This decrease in expenses is due to lower selling, general and administrative expenses.  Our general and administrative expenses consist of payroll and related payroll taxes, employer’s portion of employee health insurance costs, legal and accounting fees, bank charges, travel, meals and entertainment, office rent and maintenance, communication expenses (internet, fax, and telephone), courier, postage costs, office supplies. Our selling, general and administrative expenses decreased $428,768 from $935,494 to $506,726 for the nine months ended September 30, 2010 compared to the same period in 2009, due to reduced payroll costs caused by staff reductions due to sales decreases and reduced occupancy costs due to reduced rent as a result of relocating the corporate office.

Our depreciation and amortization expense decreased $43,209 from $56,427 to $13,218 for the nine months ended September 30, 2010 compared to the same period in 2009.

Cash

Cash decreased for the nine months ended September 30, 2010 by $40,233 as a result of cash generated by operating activities of $31,112, cash used in investing activities of $151,595, and cash provided by financing activities of $80,250.  The cash generated by operating activities resulted from a decrease in accounts payable and a decrease in accounts receivable which are the result of the decreasing homebuilding market.  Cash used in investing was for a partial repayment of $150,000 to a Director on funds advanced to the Company.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risks.

Not applicable.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of September 30, 2010. Based on this evaluation, our chief executive officer and chief financial officer concluded as of September 30, 2010, that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Page - 16

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

During the quarter ended September 30, 2010 the Company hired a new chief financial officer as a result of the stock exchange.  This was not as a result of any control weaknesses or acts by the CEO or CFO.  This change in the Company’s internal controls has not materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.          Legal Proceedings.

None.

Item 1A.       Risk Factors

Not applicable to smaller reporting companies.

Item 2.                           Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                           Defaults Upon Senior Securities.

None.

Item 4.                          [Removed and Reserved]

None.

Item 5.                          Other Information.

None.

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

Page - 17

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dynamic Ventures Corp.

Date: January 21, 2011	By:	/s/ Paul Kalkbrenner
Name: Paul Kalkbrenner Title: President and Director (Principal Executive Officer)

Date: January 21, 2011	By:	/s/ Mark Summers
Name: Mark Summers Title: Chief Financial Officer (Principal Accounting Officer)

Page - 18