Form 10-Q/A
period 2010-09-30
DYNAMIC VENTURES CORP.
filed 2011-02-22
CIK 1454384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 2

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

DYNAMIC VENTURES CORP. AND SUBSIDIARIES
Unaudited Statements of Operations
For The Three Months and Nine Months Ended September 30, 2010 And September 30, 2009

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010 Consolidated	2009 Combined	2010 Consolidated	2009 Combined
Contract revenue	$961,625	$888,533	$2,653,487	$2,224,707
Software revenue	3,000	19,875	9,000	52,664
Total revenue	964,625	908,408	2,662,487	2,277,371

Costs of contract revenue	865,346	679,655	2,164,837	1,709,117
Cost of software revenue
Total cost of revenue	865,346	679,655	2,164,837	1,709,117

Gross Margin	99,279	228,753	497,650	568,254

Operating expense:
Selling, general and administrative	181,229	258,373	506,726	935,494
Depreciation and amortization expense		18,809	13,218	56,427
Total operating expenses	181,229	277,182	519,944	991,921

Other income (expense):

Other income	3,117	(1,529)	3,855	31,432

Total other income(expense)	3,117	(1,529)	3,855	31,432

Income(loss) before income taxes	(78,833)	(49,958)	(18,439)	(392,235)

Provision for income taxes

Net income (loss)	$(78,833)	$(49,958)	$(18,439)	$(392,235)

Net income (loss) per common share from Continuing Operations:
Basic & Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.02)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.02)

Weighted average common shares outstanding:
Basic & Diluted	38,564,356	22,500,000	28,443,223	22,500,000

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

Additionally, we anticipate a great opportunity for EZ Build Systems to receive a consistent pipeline of business.  The Company is currently in the final negotiation process with One Tree Development, Inc. (“One Tree”) on several Letters of Intent totaling $28 million in sales of energy-efficient building products and services, whereby One Tree will exclusively offer EZ Build Systems’ eco-friendly systems to its clients.  One Tree is a Utah corporation formed for the purpose of offering energy-efficient and cost-saving building products and services that enable development clients to achieve their construction goals.  To date, no definitive agreements with One Tree have been finalized.

In regard to our Native American housing product, we believe that we have a niche in this market because there is a great need for this type of housing in Arizona and New Mexico, where we are based, as well as throughout the United States.  We have seen that Native Americans are gaining a stronger financial footing and are more able to invest in housing.  We believe that the homebuilding market will remain low but that it has reached a bottoming out level.  Significant numbers of foreclosures are occurring nationwide and we anticipate that there will be a demand for our “bundles” product for rehabilitation of these REO properties.  On January 13, 2011, the Company announced its intent to enter the $250 billion REO services market. The Company has drafted a term sheet with an investment group to raise between $6-$10 million dollars to take advantage of the current opportunity in the credit markets by acquiring and reselling distressed REOs. This investment will be targeted in and around the Phoenix metro area.  To date, no definitive agreements have been reached.

Page - 14

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

Page - 15

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

Page - 16

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

Based on this evaluation, our chief executive officer and chief financial officer concluded as of September 30, 2010, that our disclosure controls and procedures were effective, at the reasonable assurance level that the objectives of the control system were met, such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

During the quarter ended September 30, 2010 the Company hired a new chief financial officer as a result of the stock exchange.  This was not as a result of any control weaknesses or acts by the CEO or CFO.  This change in the Company’s internal controls has not materially affected and is not reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.         Legal Proceedings.

None.

Item 1A.       Risk Factors

Not applicable to smaller reporting companies.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.       Defaults Upon Senior Securities.

None.

Page - 17

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

Dynamic Ventures Corp.

Date: February 17, 2011	By:	/s/ Paul Kalkbrenner
Name: Paul Kalkbrenner Title: President and Director (Principal Executive Officer)

Date: February 17, 2011	By:	/s/ Mark Summers
Name: Mark Summers Title: Chief Financial Officer (Principal Accounting Officer)

Page - 18