Form 10-K
period 2010-12-31
DYNAMIC VENTURES CORP.
filed 2011-04-05
CIK 1454384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________ to ____________

Commission file number: 333-163913

DYNAMIC VENTURES CORP.
(Exact name of registrant as specified in its Charter)

Delaware	46-0521574
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8776 East Shea Blvd. Suite B3A-615 Scottsdale, Arizona 85260
(Address of Principal Executive Offices)
(480) 968-0207
(Issuer’s Telephone Number, Including Area Code)

Securities Registered under Section 12(g) of the Exchange Act:

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer and large accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Page - 1

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2010 was NIL based upon the price ($0.00) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.  Our common stock is traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board under the symbol “DYNV.”

As of March 25, 2011, there were 50,000,000 shares of the registrant’s $.0001 par value common stock issued and outstanding.

Documents incorporated by reference: None

Page - 2

Page - 3

FORWARD-LOOKING STATEMENTS

 This Annual Report on Form 10-K contains forward-looking statements which are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•	The availability and adequacy of our cash flow to meet our requirements;
•	Economic, competitive, demographic, business and other conditions in our local and regional markets;
•	Changes or developments in laws, regulations or taxes in our industry;
•	Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;
•	Competition in our industry;
•	The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;
•	Changes in our business strategy, capital improvements or development plans;
•	The availability of additional capital to support capital improvements and development; and
•	Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context, references in this report to “Company”, “DYNV”, “we”, “us” and “our” are references to Dynamic Ventures Corp.  All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

Page - 4

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

Corporate History

    We were incorporated in Delaware on December 22, 2008.  We initially intended to engage in the manufacturing and distribution of a non-powered toothbrush with longitudinal to lateral motion conversion.  On September 20, 2009, we entered into an exclusive worldwide patent sale agreement (the "Patent Agreement") with Appelfeld Zer Fisher (AZF) law firm, in relation to a patented technology (Patent Number: 6,918,154) for a specialized toothbrush with longitudinal and lateral motion conversions.  Pursuant to the Patent Agreement, the patent and technology were transferred to the Company in exchange for a commitment to pay to AZF twenty-seven thousand USD ($27,000).

    On August 2, 2010, the Company and its controlling shareholders entered into a share exchange agreement (the "Share Exchange Agreement") with Bundled Builder Solutions Inc. (“BBSI”) and its shareholders whereby the Company obtained all of the issued and outstanding shares of BBSI, in exchange for the issuance of 22,500,000 common shares of the Company (originally 4,500,000 shares adjusted for a 5:1 stock split). The transaction resulted in BBSI becoming a wholly-owned subsidiary of the Company.  As a result of the share exchange, the Company now intends to carry on the business of BBSI as the primary business.  Unless otherwise indicated, the following information relates specifically to the business and operations of BBSI.

    BBSI was incorporated on August 29, 2008 under the laws of the state of Delaware.  BBSI provides construction services through the combination of trade contractors and management integrated into one consolidated organization.  On March 31, 2010, BBSI acquired Floor Art, LLC (“Floor Art") and Builder Design Center, LLC (“BDC”) in an asset purchase transaction.  These companies have common ownership.  Floor Art has been an ongoing company for fifteen years and its primary business is focused on the interior finishes of a building such as installation of flooring and countertops.  BDC develops software for use by builders and designers.  BDC has been in business for over five years.

Description of Our New Business

    BBSI offers construction management services for the following three types of projects, which make up our current product line: a) construction of residential houses in Native American communities; b) use of structured insulated panels ("SIPs") for commercial buildings, which we provide only through our subsidiary, EZ Build Systems, LLC; and c) construction by “bundles” of related trade activities for both residential and commercial projects.  We offer construction by “bundles” only through our subsidiary, Floor Art.  Floor Art is our only trade “bundle”.  We also offer design software for our trade “bundle” only through our subsidiary, BDC.  This software allows builders and designers to plan their projects and to choose products, designs, and more.

    Regarding the first product, BBSI provides construction management services to Native American communities in the Southwestern United States through a contract with a Native American owned company, Tribal Building Solutions, LLC, which began in September, 2009.  There is no common ownership between the Company and Tribal Building Solutions, LLC.  Currently, we provide construction management services primarily for residential homes within these Native American communities, but we anticipate expanding our services in the near future to include commercial buildings and projects.  The Native American product began in August of 2010 with the construction of six homes and was completed in January 2011.  Operating results from the Native American product did not begin until August of 2010.

    BBSI’s second product involves providing construction management services for the construction of “green” light commercial buildings using structured insulated panels (“SIPs”).  Light commercial buildings by definition are buildings that have five stories or less. We offer this product throughout the United States only through BBSI’s subsidiary, EZ Build Systems, LLC (“EZ Systems”), which was formed in August of 2010.  SIPs are high performance building panels used in floors, walls and roofs that are extremely strong, energy efficient and cost effective.  The panels form the shell of the commercial building. As part of our services, we work with the engineer, architect and customer to design the most appropriate building shell based on the customer’s needs.  Then, we order the panels from the manufacturer, work with the supplier on receiving the panels, deliver the panels to the construction site and oversee installation of the SIPs by the general contractor.  Our focus for this product is on small hotels (five stories or less) and other businesses within the hospitality industry.  Currently, our only SIPs customer is the Bossier, LA hotel, a boutique hotel, which is in its final design stage with construction expected to begin in May 2011.  The Bossier, LA hotel contract has not yet begun to generate revenues.

    Our third product involves providing construction management services for a “bundle” of related trade activities for both residential and commercial buildings.  Currently, Floor Art is our only trade bundle in operation.  Bundled building means combining several construction trade activities into one group based on interrelated functions and installation sequences.  Here, part of our services includes the actual construction of these bundles.  For example, Floor Art provides finishes for houses and commercial buildings including flooring, tile, counter tops, and bath surroundings.

Page - 5

Opportunity

    The Company believes that current business models for project management and construction companies can be improved with a better system.  According to management, segregation of building activities by each trade causes scheduling delays and personnel inefficiencies.  Segregation of trade companies by commercial trades versus residential trades can cause boom or bust cycles depending upon market conditions, since commercial and residential construction often run counter cyclical to each other.

    The Company intends for BBSI’s business model to be a single source solution for projects.  For example, we develop a bundle of related trade activities under one management to provide a better system.  Since all trades are working for the same company, we believe that communications are improved, scheduling delays are reduced, and cross-training of personnel increases efficiencies among trade activities and reduces overall construction time.  Our bundle can operate in both residential and commercial construction and is capable of doing remodels, new builds or construction.  We believe that this flexibility reduces market risk caused by different activity levels of different construction sectors.

    BBSI provides construction management for companies that wish to outsource activities previously performed by full time construction departments.  This applies to building companies who have reduced their staff and developers who need projects built out.  BBSI also partners with general contractors to provide complete build outs for commercial buildings.

Strategic Synergies

    Our experience has shown that the combination of bundled trades with SIPs increases business in both commercial and residential contracting through several synergies:

•	BBSI becomes the general contractor on build out projects using the SIPs system which allows the Company to keep margins currently paid to outside contractors.
•	BBSI trade contractors can work on commercial and residential projects which we expect, based on past experience, to add additional profit that was previously paid to outside trade contractors.

•
BBSI can use the SIPs system on housing projects.  We feel that the SIPs system will allow housing projects to be built in more remote areas which will serve the Native American market. Many Native American communities are located in remote areas without ready access to contractors.  By delivering ready-to-install manufactured SIPs panels to the construction site, more of the finished home can be delivered to the site, the home can be built faster and in less time, and there is less need for trades to be onsite to construct the building.  Many construction trades would have to pay for out of town costs to build in these areas, however, under our system all trades are working for the same company which reduces the overall costs and makes the building costs more feasible.

•	We believe that using one central corporate support team allows the BBSI and SIPs marketing teams to focus attention on sales and results in significantly higher sales prospects.

SIPs Panel Systems

    BBSI’s management team has several years of experience in commercial construction. Based on our experience, the primary marketing advantage of SIPs is its reduction in construction time combined with “green” energy efficient materials at comparable costs of conventional building.  We believe that this combination will allow BBSI to become a preferred build out contractor.  SIPs are eco-friendly, recyclable building products that offer high energy efficiency and less waste. The Bossier, LA hotel that we designed using the SIPs system is intended to be certified under the Leadership in Energy & Environmental Design (“LEED”) system.  LEED is an internationally recognized “green” building certification system that provides a set of standards for the environmentally sustainable design, construction and operation of buildings and neighborhoods.  All of our future SIPs system projects will be designed for certification under the LEED system.

BBSI Native American Housing

    BBSI has an ongoing agreement with Tribal Building Solutions ("TBS") to manage construction in Native American communities.  TBS, which is partially owned by Native Americans, procures construction contracts with tribes.  BBSI provides project management services including design, construction, land development and training of local labor.  Fees for BBSI are estimated to range from 5% to 10% of the construction costs.

Page - 6

    Further, BBSI’s construction management services help conserve energy in these Native American homes which are located in inclement winter weather areas.  The Native American homes are built with metal roofs and insulated with icynene which is a high-powered renewable-based material made from castor oil which insulates the home, prevents snow buildup and increases the energy efficiency of the house.

    Currently, BBSI is managing a housing project and a commercial building project which began in 2010 on the Jicarilla Nation in New Mexico.  BBSI has completed a pilot project of five houses.  This project was completed under budget and under schedule in the harsh winter months in northern New Mexico.  The Jicarilla are very satisfied with the TBS/BBSI relationship and have indicated that future projects will be awarded to BBSI based on this established relationship.

    We believe that teaming up with TBS gives BBSI entry into the Native American housing market which is a significant housing market that has always been underserved.  There are dozens of tribes in the Southwest in need of 25 to 75 houses per year.  Traditional building by local labor, in our experience, is too slow and involves too many quality control issues; attempts to have non-Native American builders construct houses has been inconsistent due to communication problems.  TBS and BBSI combine to provide an experienced homebuilder with Native American connections.

Additionally, we believe that this market has the following distinct advantages over traditional housing markets:

•	Tribes are the only clients for each community which eliminates usual buyer risks like mortgage qualifications, cancellations, and specifications.
•	Little or no cash is required as building funds are pre-committed by tribes.
•	Pent up demand for housing is strong.

    As BBSI develops or acquires more trades for the bundled builder solutions, we believe it can provide direct construction for these projects, SIPs shells, as well as project management.  In turn, we believe that each project will create synergies and increase our profits and economies of scale.

Bundled Builder Solutions

    Bundled building means combining several construction trade activities into one group based on interrelated functions and installation sequences.  For example, a foundation bundle consists of final lot grading, utility connections, concrete slab, and plumbing, since this forms the proper foundation of a house.  We do not currently operate foundation bundles; we presently operate only one bundle, Floor Art.

    We believe that the benefits to users of bundled systems are:

o	Lower overhead because builders typically only contract with 5 or 6 trade centers instead of as many as 35 separate companies.

o	Better scheduling because related trade activities are typically under only one supervisor.

    We believe that the benefits for BBSI are:

o	Increased market penetration as each successfully engaged bundle can lead to the user engaging additional bundled activities.

o	Increased market share as lenders and other non-builder land owners can have a project completed on their property.

o	Higher personnel efficiencies as employees are cross trained in each function within the bundle.

o	Increased synergies as bundled activities can be used in both commercial and residential projects.

o	Market resiliency as bundles can be shifted from weak market segments to growing market segments.

o	Increased profits as mark ups on several trade activities are accumulated while overhead costs are spread by economies of scale.

o	Bundled businesses will continue current operations in addition to new bundled business which adds a continuing revenue and profit streams.

Page - 7

    BBSI already has one trade bundle in operation, Floor Art.  As residential construction increases over the next three years, BBSI intends to acquire or develop more trades in house to establish additional bundles for the construction process in both residential and commercial construction.

Our Approach

    BBSI’s bundled builder approach including the SIPs panel system address weaknesses in the construction industry with a new construction management approach.  Based on our experience, we expect that the combination will allow BBSI to:

o	Generate market share

o	Increase scheduling efficiencies

o	Increase market flexibility

o	Generate profits from multiple profit centers during the construction process.

Industry and Market Data

    McGraw Hill Construction, a mainstay in construction industry forecasting and business planning, predicts an increase in overall U.S. construction starts for next year. The level of construction starts in 2011 is expected to advance 8% to $445.5 billion, following the 2% decline predicted for 2010 (“Construction Market to Increase 8% in 2011, Says McGraw-Hill Construction Outlook Report.”  McGraw Hill Construction.  October 29, 2010).  Some of McGraw Hill Construction’s predictions are that single family housing in 2011 will climb 27% in dollars, multifamily housing will rise 24% in dollars and 23% in units, and continue to move gradually upward, and commercial buildings will increase 16% in 2011.  Id.

    In regards to the SIPs market, according to a July, 2010 news release by Structural Insulated Panel Association (“SIPA”), it is estimated that the SIPs building system accounts for between one and two percent of U.S. single family home starts.  (“SIP Industry Grows Market Share Despite Retreating Housing Market.”  Structural Insulated Panel Association.  July 1, 2010.)  Of the total 42 million square feet of SIPs produced in North America in 2009, 43 percent went to residential buildings, 32 percent to non-residential buildings, and the remaining 24 percent were used for non-building purposes, such as industrial coolers.  Id.  SIPA Executive Director Bill Wachtler attributes much of the industry’s growth to the increasing popularity of green and energy-efficient homes.  Id.

    Additionally, the U.S. “green” building market is accelerating at a dramatic rate.  According to McGraw Hill Construction, the “green” building market is expected to reach $135 billion by 2015.  (“Green Building Market Grows 50% in Two Years despite Recession, Says McGraw-Hill Construction Report.”  McGraw Hill Construction.  November 12, 2010).  The value of green building construction starts was up 50% from 2008 to 2010— from $42 billion to $55 billion-$71 billion— and represents 25% of all new construction activity in 2010.  Id. In nonresidential building, the “green” building market share is even higher than the overall market.  Id.  Today, a third of all new nonresidential construction is “green”— a $54 billion market opportunity. Id.  In five years, nonresidential “green” building activity is expected to triple, representing $120 billion to $145 billion in new construction (40%-48% of the nonresidential market) and $14 billion to $18 billion in major retrofit and renovation projects.  Id.

The foregoing information regarding industry and market data is current as of the date indicated and is widely available to the public.  The Company is not funded or affiliated with any of the sources cited herein.

Employees

    BBSI has ten full time employees.

Corporate Offices

    The Company’s corporate offices are located at 8776 East Shea Blvd., Suite B3A-615, Scottsdale, Arizona.

Page - 8

Competition

    The competition in the construction management services industry is very high.  We are one of thousands of companies competing in this industry across the United States.  The Company is based in Scottsdale, Arizona, where competition is also very high.  We are in direct competition with other construction management companies as all of BBSI’s projects are obtained through a proposal and bid process.  We believe that our success depends in large part upon our ability to bring a broader solution to the construction management process.  Our business is different from our competitors because we work with our customers from the beginning stages of designing the project and assisting our customers with obtaining financing through the later stages of engineering the project, developing the construction site and overseeing the building construction.  Our new approach to construction management offers a more complete solution to meet our customers’ needs and makes us more than just a construction company.  Further, we strive to provide our services in the most cost efficient and energy saving ways.

Raw Materials and Suppliers

    The Company obtains all of its raw materials through sub-contractors who contract with various manufacturers, lumberyards, etc. across the United States.  Raw materials for our “bundle” and Native American housing products are in ready supply.  On the contrary, suppliers of SIPs panels within the U.S. are limited.  Our principal suppliers of SIPs panels include: Insulspan, located in Delta, British Columbia and Blissfield, Michigan; Premier Building Systems, located in Phoenix, Arizona and Fife, Washington; and SIPs Team USA based in Bainbridge, Georgia.  We do not have any contracts or fixed arrangements with any three of these SIPs suppliers.  We pay for the SIPs panels on a job by job basis by submitting a purchase order to the supplier.  Although the number of SIPs suppliers is limited, the number of actual SIPs panels that each supplier is able to provide is not limited and therefore, we have a ready supply of SIPs panels to address our needs.

Customers

    Floor Art, the Company’s only operating “bundle”, has four major customers: a) Maracay Construction, LLC; b) Shea Homes Limited Partnership; c) Mark Hancock Development Corporation; and d) Meritage Homes Construction, Inc.  These four customers accounted for 77% and 78% of the Company’s revenues for the years ended December 31, 2009 and 2010, respectively.  Currently, we have only one Native American housing customer, Tribal Building Solutions, LLC, and only one SIPs customer, the Bossier, LA hotel.  Although we have a limited number of customers, we have expanded our operations to include our three products, the Native American housing, SIPs and “bundle” of trade activities.  By expanding our operations, we have expanded our customer base and have thereby reduced the risk of losing any one of our current customers.

Government Regulation and Environmental Matters

    The Company is subject to various federal, state, and local laws regulating the construction industry and compliance with environmental standards.  Specifically, the Company is subject to Title 32 of the Arizona Revised Statutes (“ARS”), Chapter 10, the Professions and Occupations Code, and Title 49 of the ARS pertaining to environmental safety and protection.  Further, the Company is subject to  government  laws and  regulations  governing  health,  safety, working conditions,  employee relations, wrongful termination,  wages, taxes and other  matters  applicable  to  businesses  in general.  The Company’s services and products are currently not subject to government approval.  The costs of compliance with these laws are built in with the construction costs.  Although significant capital expenditures may be required in the future to comply with such laws and regulations, to date, such compliance costs have not had a material adverse effect on the earnings or competitive position of the Company. In addition, the Company’s operations may be vulnerable to risks arising from the numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection.

WHERE YOU CAN GET ADDITIONAL INFORMATION

    The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street N.E., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

Page - 9

ITEM 2.	DESCRIPTION OF PROPERTY.

    The Company’s corporate offices are located at 8776 East Shea Blvd., Suite B3A-615, Scottsdale, Arizona.   The Company is under a month-to-month leasing agreement with a non-affiliated entity.  The Company does not presently own any interests in real estate.

ITEM 3.	LEGAL PROCEEDINGS.

    We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.
ITEM 4.	[REMOVED AND RESERVED].

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Common Stock

    Our common stock has been quoted on the OTC Bulletin Board since June 10, 2010, and trades under the symbol “DYNV.OB.” However, on or about November 26, 2010, due to our inability to timely file our Form 10-Q for the quarter ended September 30, 2010, our symbol was temporally changed to DYNVE.OB. Upon our filing on December 6, 2010, of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, the "E" was removed from our symbol on December 7, 2010.  Because we are quoted on OTCBB, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

    The following table sets forth the high and low bid prices for our Common Stock per quarter as reported by the OTCBB since we began trading July 30, 2010 based on our fiscal year end December 31. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.  These prices have been adjusted for the 5:1 stock split.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010 – High	---	---	$0.81	$0.81
2010 – Low	---	---	$0.03	$0.40

    Our common stock is subject to rules adopted by the Commission regulating broker dealer practices in connection with transactions in “penny stocks.” Those disclosure rules applicable to “penny stocks” require a broker dealer, prior to a transaction in a “penny stock” not otherwise exempt from the rules, to deliver a standardized list disclosure document prepared by the Securities and Exchange Commission.  That disclosure document advises an investor that investment in “penny stocks” can be very risky and that the investor’s salesperson or broker is not an impartial advisor but rather paid to sell the shares. The disclosure contains further warnings for the investor to exercise caution in connection with an investment in “penny stocks,” to independently investigate the security, as well as the salesperson with whom the investor is working and to understand the risky nature of an investment in this security. The broker dealer must also provide the customer with certain other information and must make a special written determination that the “penny stock” is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Further, the rules require that, following the proposed transaction, the broker provide the customer with monthly account statements containing market information about the prices of the securities.

    These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for our common stock. Many brokers may be unwilling to engage in transactions in our common stock because of the added disclosure requirements, thereby making it more difficult for stockholders to dispose of their shares.

Page - 10

Record Holders

    As of December 31, 2010, an aggregate of 50,000,000 shares (originally 10,000,000 shares adjusted for a 5:1 stock split) of our common stock were issued and outstanding and owned by approximately 18 holders.  As of March 25, 2011, an aggregate of 50,000,000 shares of our common stock were issued and outstanding and were owned by approximately 18 holders of record.

Dividends

    The Company declared a 5:1 stock dividend on October 14, 2010 to stockholders of record on November 9, 2010.  The issuance date for each share issued as a stock dividend will be deemed to be the same as the issuance date of their counterpart shares in respect of which they were issued.  Likewise, the shares issued as a stock dividend will carry the same restrictions as to trading, if any, as their counterpart shares in respect of which they were issued. After the stock split there were 50,000,000 shares issued and outstanding. All per share amounts have been restated in this 10-K to reflect stock for the dividends.

    In the future, declaration or payment of dividends, if any, will be at the discretion of our Board of Directors and will depend on our then current financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors. There are no contractual restrictions on our ability to declare or pay dividends.

 Issuer Purchases of Equity Securities

    None.

Recent Sales of Unregistered Securities

    The Company entered into two convertible notes with Asher Enterprises, Inc. on January 7, 2011 and February 24, 2011, respectively. The Principal of each note is $35,000 with an annual interest rate of 8%. The maturity dates are October 11, 2011 and November 28, 2011 respectively. After 180 days from the note date, lender is entitled to convert the note principal and accrued interest into common stock of the Company at a market discount. As of March 20, 2011, the Company has reserved 2,149,473 shares of its 150,000,000 authorized but unissued shares for this possible conversion.

    Other than the foregoing, there were no other recent sales of unregistered securities other than those previously reported.

Securities Authorized for Issuance Under Equity Compensation Plans

    None.

ITEM 6.	SELECTED FINANICAL DATA.

    We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATION.

    This Annual Report on Form 10-K contains forward-looking statements which are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Operating Results for the Year Ended December 31, 2010 versus December 31, 2009.

    The operating results are compared for operations of BBSI since prior to the Share Exchange Agreement, the Company was a development stage company with no operations.  After the Share Exchange Agreement, BBSI became the primary operating company.

    For the year ended December 31, 2010, BBSI had sales of $3,554,733: Floor Art $2,600,737, Native American Housing $941,996 and BDC $12,000.  There was a gross margin of $609,523 (17%): Floor Art $552,073, Native American Housing $45,450 and BDC $12,000.  There were expenses of $765,758 and a net loss of $156,902.  Revenues and costs of revenues for the EZ System had not been recorded as of the year end as the commercial projects were still in the planning stages and had not begun construction.

Page - 11

    Results for the comparable year ended December 31, 2009, were sales of $3,570,550: Floor Art $3,529,911 and BDC $40,639.  There was a gross margin of $862,509 (24%): Floor Art $821,870 and BDC $40,639.  There were expenses of $1,194,980 and a net loss of $326,312. Native American Housing activity did not begin until 2010.

    Both Floor Art and BDC are focused in the homebuilding market and their decreases in sales and gross profits from 2009 to 2010 are due to the decline in the homebuilding market for this time period.  Sales in Native American Housing which started in 2010 made up for the reduced sales in Floor Art.

    Floor Art’s margins declined slightly from 22% to 21% in 2010 versus 2009 due to pricing pressures that evolve during a declining market. The overall decline in the Company margins was caused by the lower margins that are achieved in Native American Housing of 5%.   There was no software development in 2010 which is why BDC’s gross margin is equal to sales.

    Expenses were reduced by $429,222 in 2010 from 2009. Reductions were the result of reduced payroll due to reduced sales activity in Floor Art and reduced occupancy costs due to relocating the corporate office.

Liquidity and Capital Resources

    Cash decreased in 2010 by $125,136 as a result of cash used by operating activities.  Cash used in investing activities of $150,000 was offset by cash provided by financing activities of $150,000.  The 2010 net loss of $156,902, offset by non-cash items included in the loss of $12,749 accounted for most of the cash reduction.  Reductions in accounts receivable and contracts in process due to the decline in Floor Art’s business volume discussed above were offset by an increase in prepaid job costs for the planning of commercial projects.

    Cash increased in 2009 by $60,881 as a result of cash used by operating activities of $30,943, cash used in investing activities of $3,176, and cash provided by financing activities of $95,000.  The 2009 net loss of $326,312 was offset by non-cash items included in the loss of $130,267 and reductions in accounts receivable and contracts in process due to the decline in Floor Art’s business volume from 2008 to 2009.

    Our balance sheet as of December 31, 2010 reflects cash in the amount of $155,513.  Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.  The net loss for the year ended December 31, 2010 amounted to $156,902.

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

    In January and February of 2011 we obtained $70,000 in debt financing.  See subsequent events below.  At this time we do not have any additional commitments from any financial institutions to provide us with financing.  There is no guarantee that we will be successful in raising any additional capital.  There can be no assurance that we will be able to raise these funds on terms acceptable to us, if at all.

    The Company entered into a line of credit on February 26, 2009 for $300,000 at an interest rate of Prime plus 1.5%.   The maturity date of the line of credit was February 26, 2010.  This line of credit has not been renewed.  As of December 31, 2009, the balance on the line of credit was $0.

Page - 12

Off-Balance Sheet Arrangements

    We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Contractual Obligations

    We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Future Financings

    We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

Critical Accounting Policies

    Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

    We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management's estimates are based on historical experience, information from third party professionals, and various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Recently Issued Accounting Pronouncements

    In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.

    In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material impact on the Company’s financial statements.

    In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend.  This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis.  The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

    In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis.  This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.  The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

Page - 13

    The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 7A.	QUANTITIATIVE AND QUALITATIVE DICLOSURES ABOUT MARKET RISK.

    We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Page - 14

DYNAMIC VENTURES CORP.
Financial Statements
For the Years Ended December 31, 2010 and 2009

Page - 15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Dynamic Ventures Corp.

We have audited the accompanying consolidated balance sheet of Dynamic Ventures Corp. and subsidiaries as of December 31, 2010, and the related consolidated statement of operations, equity, and cash flows for the year then ended.  We have also audited the accompanying combined balance sheet of Dynamic Ventures Corp. and subsidiaries as of December 31, 2009, and the related combined statement of operations, equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of Dynamic Ventures Corp. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

HEIN & ASSOCIATES LLP

Denver, Colorado
April 4, 2011

DYNAMIC VENTURES CORP AND SUBSIDIARIES BALANCE SHEETS For The Years Ended December 31, 2010 and December 31, 2009

		December 31,	December 31,
		2010	2009
		(consolidated)	(combined)
	ASSETS
Current Assets:
Cash and cash equivalents		$155,513	$280,649
Accounts receivable, net		165,436	301,956
Inventory		8,258	7,886
Contracts in process		15,393	39,145
Prepaid job costs		164,835	-
Prepaid and other current assets		10,475	21,003
Total current assets		519,910	650,639
Property and Equipment, net		-	26,796
Other Long-Term Assets		-	26,451
Total Assets		$519,910	$703,886

	LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable		$110,790	$18,170
Deferred income		5,400	27,250
Royalty payable – contracts		29,609	91,940
Customer deposits		14,093	-
Accrued liabilities		4,451	-
Note payable – related party		303,442	10,326
Total current liabilities		467,785	147,686

Commitments and contingencies (Note 5 )

Note payable		100,000	-
Total Liabilities		567,785	147,686

Equity ( Deficit ):
Members’ capital			1,744,201
Common stock, 0.0001 par value, 200,000,000 shares authorized, 50,000,000 shares issued and outstanding at December 31, 2010		5,000	-
Additional paid-in capital		120,027	-
Retained (deficit) earnings		(172,902)	(1,188,001)
Total equity ( deficit )		(47,875)	556,200
Total Liabilities and Equity		$519,910	$703,886

The accompanying notes to financial statements are an integral part of these statements.

DYNAMIC VENTURES CORP AND SUBSIDIARIES

STATEMENTS OF OPERATIONS
For The Years Ended December 31, 2010 and December 31, 2009

	For the Years Ended
	December 31,
	2010	2009
	(consolidated)	(combined)

REVENUE:
Contract revenue	$3,542,733	$3,529,911
Software revenue	12,000	40,639
Total revenue	3,554,733	3,570,550

COST OF REVENUE:
Cost of contract revenue	2,945,210	2,708,041
Total cost of revenue	2,945,210	2,708,041

GROSS MARGIN	609,523	862,509

OPERATING COSTS:
General and administrative	753,009	1,126,195
Depreciation and amortization	12,749	68,785
Total operating expenses	765,758	1,194,980

LOSS FROM OPERATIONS	(156,235)	(332,471)

OTHER INCOME (EXPENSE)	(667)	6,159

LOSS BEFORE TAXES	(156,902)	(326,312)
Income tax expense	-	-

NET LOSS	$(156,902)	$(326,312)

NET LOSS PER COMMON SHARE FROM
OPERATIONS:
Basic & Diluted	$(0.00)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic & Diluted	33,876,712	22,500,000

The accompanying notes to financial statements are an integral part of these statements.

DYNAMIC VENTURES CORP AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS
For The Years Ended December 31, 2010 and December 31, 2009

	For the Years Ended
	December 31,
	2010	2009
	(consolidated)	(combined)

CASH FLOWS FROM ACTIVITIES:
Net loss	$ (156,902)	$ (326,312)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense		14,366
Depreciation and amortization	12,749	68,785
Loss on sale of assets		47,116
Changes in operating assets and liabilities:
Accounts receivable	136,520	55,516
Prepaid expenses and other assets	5,525	26,351
Inventory	(372)	10,542
Prepaid job costs	(164,835)	-
Accounts payable	94,389	(36,364)
Accrued liabilities	4,451	5,449
Deferred income	(21,850)	21,250
Contracts in process	23,753	52,211
Accrued distribution	-	(13,000)
Customer deposits	3,767	-
Buyout payable	(62,331)	43,147

Net cash used in operating activities	(125,136)	(30,943)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash distribution due to recapitalization	(150,000)	-
Purchases of property and equipment	-	(3,176)
Net cash used in investing activities	(150,000)	(3,176)

CASH FLOWS FROM FINANCING ACTIVITIES:
Note payable	100,000	-
Advance from related party	50,000	95,000
Forgiveness of note payable from related party	-	100,000
Payments on line of credit	-	(100,000)
Net cash provided by financing activities	150,000	95,000
Net increase (decrease) in cash and cash equivalents	(125,136)	60,881

CASH AND CASH EQUIVALENTS, beginning of period	280,649	219,768
CASH AND CASH EQUIVALENTS, end of period	$ 155,513	$ 280,649

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Deemed Distribution	$ 448,173
Note payable to shareholder for deemed distribution	$ 303,297
Forgiveness of note payable from related party		$ 734,700
Forgiveness of accrued interest from related party		$ 248,507

The accompanying notes to financial statements are an integral part of these statements.

DYNAMIC VENTURES CORP. AND SUBSIDIARIES
STATEMENT OF CHANGES IN EQUITY
For The Years Ended December 31, 2010 and December 31, 2009

	Common Stock
	Shares	Value	Contributed Capital	Retained Earnings	Total

MEMBERS' EQUITY BALANCE as of
December 31, 2008 (combined)			$855,994	$(861,689)	$(5,695)
Capital contributions			888,207		888,207
Net loss				(326,312)	(326,312)
MEMBERS' EQUITY BALANCE as of
December 31, 2009 (combined)			1,744,201	(1,188,001)	556,200
Recapitalization, including stock dividend	22,500,000	2,250		(2,250)	-
Reorganization			(1,176,001)	1,176,001	-
Deemed distribution			(448,173)	-	(448,173)
Shares issued for Stock Exchange	27,500,000	2,750		(1,750)	1,000

Net income before reorganization				12,000	-
Net (loss) after reorganization				(168,902)	-
Total net (loss)				(156,902)	(156,902)

STOCKHOLDERS' EQUITY BALANCE as of
December 31, 2010 (consolidated)	50,000,000	$5,000	$120,027	$(172,902)	$(47,875)

The accompanying notes to financial statements are an integral part of these statements.

DYNAMIC VENTURES CORP.
DYNAMIC VENTURES CORP. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Bundled Builder also provides construction management for structured insulated panels’ construction (SIPS) for commercial projects throughout the United States through its subsidiary, EZ Build Systems, LLC which was formed in August of 2010.  There were no transactions in EZ Build Systems, LLC in 2010.

On August 2, 2010, the Company entered into a share exchange agreement with BBSI whereby the Company obtained all of the issued and outstanding shares of BBSI, in exchange for the issuance of 22,500,000 common shares of the Company (originally 4,500,000 shares adjusted for a 5:1 stock split).  The transaction resulted in BBSI becoming a wholly-owned subsidiary of the Company.  As a result of the share exchange, the Company intends to carry on the business of BBSI as the primary business.

Prior to the closing of the share exchange, there were no options or warrants to purchase shares of capital stock of the Company or BBSI outstanding and  the Company  has not adopted an equity incentive plan or otherwise reserved shares for issuance as incentive awards to officers, directors, employees and other qualified persons in the future.

The Company declared a 5:1 stock dividend on October 14, 2010 to stockholders of record on November 9, 2010.  The issuance date for each share issued as a stock dividend will be deemed to be the same as the issuance date of their counterpart shares consistent with how they were issued.  Likewise, the shares issued as a stock dividend will carry the same restrictions as to trading, if any, as their counterpart shares consistent with how they were issued.  As a result, the outstanding shares of the Company have been restated from 4,500,000 to 22,500,000 similar to a stock split.

Basis of Presentation – While legally the Company acquired BBSI, for financial presentation purposes this is considered a “reverse acquisition” where BBSI is considered the acquirer. Therefore the accompanying financial statements include the activity for BBSI on a combined basis prior to March 31, 2010 and on a consolidated basis after that date.  Operations of the Company are included from August 2, 2010 to December 31, 2010, as a result of its acquisition for financial reporting purposes.

In March 2010, Floor Art and BDC were acquired by BBSI.  All of the entities had common ownership.  The transaction was resulted in a recapitalization of Floor Art and BDC with no cost involved.  BBSI also did not acquire certain insignificant assets or pay all agreed-upon cash distributions in exchange for a note payable to the major shareholder, which resulted in a deemed distribution of $448,173.  Therefore, for financial presentation purposes, the accumulated deficits of Floor Art and BDC prior to the reorganization are being reflected as distributed capital.  Due to common ownership, this transaction resulted in the transfer of assets and liabilities to BBSI at carrying value.

The 2009 financial information is reflected as combined and the 2010 financial information is reflected as consolidated.

The accompanying audited consolidated financial statements for December 31, 2010 and the accompanying audited combined financial statements for December 31, 2009, include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of December 31, 2010, and December 31, 2009, and the results of their operations and their cash flows for the periods ended December 31, 2010, and December 31, 2009, respectively.   All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Principles of Combination – The annual consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents - The Company considers all highly-liquid investments purchased with an original maturity of three months or less on the purchase date to be cash equivalents.

Valuation of Accounts Receivable – The Company accrues for revenue based on the completion of work.  Billings are due within 30 days.  Accounts receivable are reviewed to determine which are doubtful of collection.  In making the determination of the appropriate allowance for doubtful accounts, the Company considers specific accounts, analysis of accounts receivable agings, changes in customer payment terms, historical write-offs, changes in customer demand and relationships, concentrations of credit risk and customer credit worthiness.  The allowance for doubtful accounts totaled $35,000 for the years ending December 31, 2010 and December 31, 2009.

Property and Equipment – Property and equipment are stated at cost and depreciated using the straight-line method over estimated useful lives of three to seven years.  Upon retirement or sale, the costs of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized.  Repairs and maintenance charges are expensed as incurred. The Company recorded $8,340 and $35,236 of depreciation for the years ended December 31, 2010 and 2009, respectively.  The Company distributed these assets to the shareholder in March as a result of the reorganization.

Inventory – Inventory consists of carpet and carpet pad which are valued at the lower of cost or market.  There was no allowance for inventory obsolescence.

Long-Lived Assets – The Company evaluates potential impairment of long-lived assets, in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires the Company to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. The Company believes that long-lived assets in the accompanying balance sheet are appropriately valued at December 31, 2009.  There are no long-lived assests in the accompanying balance sheet for December 31, 2010.  No impairment has been recorded.

Revenue Recognition – The Company derives revenue from BBSI and its subsidiaries for their specific line of business.

The Company recognizes revenue for Floor Art in accordance with ASU 605-35-50, Accounting for Performance of Construction-Type and Certain Product-Type Contracts.  Under this rule, the Company can perform work under a fixed-price contract or a time-and-materials contract.  As these jobs are short in nature, revenue is recognized at the completion of the project.  For contracts in progress but not completed, costs incurred are accumulated until completion of the contract.  These costs consist of labor and materials At December 31, 2010 and December 31, 2009, costs incurred on projects in progress were $15,393 and $39,145, respectively.

BDC is providing a software resource for builders and designers to use in the design center selection process.  To access the software, there is a fee billed at the beginning of the contract period which extends, generally, a period of six months. As the billing and collection of fees are collected up front, the Company has deferred revenue for the portion of revenue received, but not earned, at year end.  For the years ended December 31, 2010, and December 31, 2009, the Company had deferred revenue of $5,400 and $27,250, respectively.

The Company recognizes revenue for BBSI construction management projects in Native American communities and for EZ-Build Systems’ commercial projects in accordance with ASU 605-35-50, Accounting for Performance of Construction-Type and Certain Product-Type Contracts.  Under this rule, the Company can perform work under a fixed-price contract or a time-and-materials contract.  As these jobs are longer in nature, revenue is recognized as a percentage of completion based on the percentage of costs paid on the total cost of the project.  For contracts in progress but not completed, costs incurred are charged to costs of contract revenues at the same time the revenues are recognized.  As of December 31, 2010, the Company had recorded revenues of $941,996 and costs of contract revenues of $896,546 for the Native American communities.  At December 31, 2010 there were no contracts in progress for EZ-Build Systems’ projects.

Income (Loss) per Common Share - Basic income (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.  The 22,500,000 (adjusted for the 5:1 stock split) shares issued for the August 2, 2010 stock exchange described in note 1 are considered outstanding for the entire years ending December 31, 2010 and 2009.  Dynamic Ventures Corp shares issued prior to the stock exchange agreement totaling 27,500,000 (adjusted for the 5:1 stock split) are considered outstanding from August 2, 2010, the effective date of the stock exchange agreement.  Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the period ended December 31, 2010.

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

The Financial Accounting Standards Board issued new guidance on accounting for uncertainty in income taxes, effective for the year ended December 31, 2009.  Management evaluated the Company’s tax positions and concluded that the Company had taken no uncertain tax positions that require adjustment to the financial statements to comply with the provisions of this guidance.  The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense.  As of December 31, 2010, the Company made no provision for interest or penalties related to uncertain tax positions.  The Company files income tax returns in the U.S. federal jurisdiction and Arizona.  There are currently no federal or state income tax examinations underway for these jurisdictions.  Given that the Company was newly formed in 2008, the Company is not subject to income tax examinations by the U.S. federal, state or local tax authorities for years before 2008.  Open years subject to examination are 2008 thru 2010.

Advertising Costs – Advertising costs are expensed as incurred.

Fair Value of Financial Instruments - The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange.  As of December 31, 2010, the carrying value of accrued liabilities, and loans from directors and stockholders approximated fair value due to the short-term nature and maturity of these instruments.

Fiscal Year End - The Company has adopted a fiscal year end of December 31.

Patent - On September 20, 2009, the Company entered into a Patent Transfer and Sale Agreement (the “Patent Agreement”) whereby they acquired all of the right, title and interest in the patent known as the “Toothbrush with longitudinal to lateral motion conversion” for consideration of $27,000.  The United States Patent number is 6,918,154.  Under the terms of the Patent Agreement, the Company was assigned rights to the patent free of any liens, claims, royalties, licenses, security interests or other encumbrances.  The cost of obtaining the patent was expensed.  The patent was issued on July 19, 2005 and assigned to the Company on December 1, 2009.

2.  COMMON STOCK AND EQUITY

Common Stock - On March 29, 2010, the Company completed an offering of 2,500,000 shares of newly issued common stock at an offering price of $0.03 per share for proceeds of $75,000 by filing a Registration Statement on Form S-1 with the Securities and Exchange Commission (SEC).

In March 2010, Floor Art and BDC were acquired by BBSI in an asset purchase transaction effective March 31, 2010.  All of the entities had common ownership.  The transaction resulted in a recapitalization of Floor Art and BDC with no cost involved.  BBSI also did not acquire certain insignificant assets or pay all agreed-upon cash distributions in exchange for a note payable to the major shareholder, which resulted in a deemed distribution of $448,173 (see Note 3).  The accumulated deficit of $1,176,001 of Floor Art and BDC prior to the reorganization was reflected as distributed capital.

On August 2, 2010, the Company entered into a share exchange agreement with BBSI whereby the Company obtained all of the issued and outstanding shares of BBSI, in exchange for the issuance of 22,500,000 common shares of the Company (originally 4,500,000 shares adjusted for a 5:1 stock split).  The transaction resulted in BBSI becoming a wholly-owned subsidiary of the Company.

Shares issued by the Company prior to the share exchange agreement totaling 27,500,000 (adjusted for the 5:1 stock split) were considered outstanding from August 2, 2010, the effective date of the stock exchange agreement.

For financial reporting presentation purposes, BBSI issued 22,500,000 (4,500,000 shares adjusted for the 5:1 stock dividend) shares of its common stock to acquire the Company.  Therefore the operations of the Company are not reflected within these financial statements until after August 2, 2010, and the financial statements before this date are of BBSI.

The Company declared a 5:1 stock dividend on October 14, 2010 to stockholders of record on November 9, 2010.  The issuance date for each share issued as a stock dividend will be deemed to be the same as the issuance date of their counterpart shares in respect of which they were issued.  Likewise, the shares issued as a stock dividend will carry the same restrictions as to trading, if any, as their counterpart shares in respect of which they were issued.  Due to the size of the stock dividend, it has been accounted for as a stock split and the effect of this stock dividend has been reflected in the financial statements for years ending December 31, 2010 and December, 2009.

3.  RELATED PARTY TRANSACTIONS

Related Party Transactions - As a result of BBSI’s buyout of Floor Art and BDC, there was a net deemed distribution to the majority owner of $448,173.  This deemed distribution was the result of BBSI not buying all the assets of Floor Art and BDC.  In addition, the majority owner took a cash distribution of approximately $150,000 and the remaining balance due, pursuant to the reorganization, to the owner was recorded as a note payable of approximately $303,000.  The total of all items not acquired or paid out totaled $568,462.  This balance consists of the following:

Cash	$ 252,731
Inventory	120,027
Long-term assets	59,930
Other, net	135,774

Total	$ 568,462

The majority owner then contributed inventory back to BBSI for equity at the book value of $120,027.  The net deemed distribution was recorded as a reduction in equity. The balance due the Director as of December 31, 2010 is $303,442.  This amount is unsecured, non-interest bearing, and due upon demand.

In August of 2010, the Company hired JENAL Consulting, Inc. to provide the Company with marketing of the SIPS panel construction system.  The owner of JENAL is the wife of Al Cain, director.  The Company has paid JENAL $62,461 as of December 31, 2010.

4.  INCOME TAXES

Income taxes are summarized as follows for the years ended December 31:

	Years Ended December 31,
	2010	2009

Current expense (benefit)	$ (33,000)	$ -
Deferred expense	33,000	-
Net income tax (benefit) expense	$ -	$ -

The Company’s deferred tax assets consisted of deferred revenue of $2,000, allowance for bad debts of $14,000 and NOL carryforwards of $21,000 as of December 31, 2010. The Company’s deferred tax liabilities consisted of prepaid expenses of $4,000 as of December 31, 2010.

A reconciliation of the differences between the effective and statutory income tax rates are as follows for the years ended December 31:

	Years Ended December 31,
	2010		2009
	Amount	Percent	Amount	Percent

Federal statutory rates	$(57,000)	34%	$-	0%
State income taxes	(8,000)	4.6%	-	0%
Other	32,000	(19.1)%	-	0%
Valuation allowance	33,000	(19.5%)	-	0%
Effective rate	$-	0%	$-	0%

No provision has been made in the financial statements for federal, state, or local income taxes for the year ended December 31, 2009, as these taxes are the responsibility of the individual members at that time.

The Company had net operating loss carry forwards at December 31, 2010 of $55,500 which expire in 2030.

The Company has experienced operating losses since inception. A full valuation allowance have been established for deferred tax assets based on a “more likely than not” threshold. The ability to realized deferred tax assets depends on our ability to generate sufficient taxable income within the carry forward periods provided in the tax law.

The Company annually conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of December 31, 2010.

5.  COMMITMENTS AND CONTINGENCIES

Commitments and contingencies - During 2009, the Company leased office space under an operating lease agreement from a related entity with common ownership.  Total rent expense paid under this agreement was $178,000 for the year ended December 31, 2009.   The lease was cancelled in December 31, 2009. The Company entered into a new office space lease with a non-affiliated entity.  The lease is month-to-month and can be cancelled at anytime.  The Total Rent expense under this agreement was $48,500 for the year ended December 31, 2010.

Litigation – From time to time, the Company may be subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the ordinary course of business activities.  The Company is not currently aware of any legal proceedings or claims that will have, individually or in the aggregate, a material effect on the Company’s financial condition, results of operations or cash flows.

6.  NOTES PAYABLE

The Company entered into notes payable for working capital with National Cash and Credit, LLC on August 27, 2010 for $50,000; October 29, 2010 for $25,000 and November 17, 2010 for $25,000.   The terms of the notes call for repayment by August 27, 2012, with interest accrued at 18% per year.  The interest expense for the years ended December 31, 2010 and 2009 was $4,451 and $0, respectively.   The Principal due in 2011 is $nil and the Principal due in 2012 is $100,000.   There were no notes payable at December 31, 2009.

7. LIQUIDITY

In 2010, the Company incurred a net loss of $156,902, generated $125,136 of negative cash flow from operating activities, and has an accumulated deficit of $47,875.  In 2009, the Company incurred a net loss of $326,312, generated $30,943 of negative cash flow from operating activities, and had an accumulated deficit of $1,188,001.  Cash on hand at December 31, 2010 and 2009 was $155,513 and $280,649, respectively.

Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate.  The Company has historically financed operations primarily by cash flows generated through operations and cash infusions from officers and outside investors in exchange for debt and/or common stock.  Although the Company must ultimately re-achieve profitable operations and periodically adjust its business plan based on cash on hand during the coming year, the Company projects cash from existing projects in process, reduced levels of operating expenses in 2011, along with cash infused through debt (see Note 13) will provide adequate funding throughout 2011.

8.  PROPERTY AND EQUIPMENT

The Company distributed these assets to the shareholders in March as a result of the reorganization (see Note 1).
Property and equipment consisted of the following:

	December 31, 2010	March 31, 2010	December 31, 2009

Furniture and fixtures	$ -	$ 10,680	$ 10,680
Computer equipment and software	-	128,908	128,908
Vehicles	-	31,623	31,623
	-	171,211	171,211
Less accumulated depreciation and amortization	-	(153,224)	(144,415)

Total	$ -	$ 17,987	$ 26,796

9.  PRODUCT LINE REPORTING

The Company has three active product lines:  Floor Art, Native American Housing, and BDC.  Management evaluates operating performance of these product lines.  The Company does not identify and allocate operating costs to its product line below the gross profit level.  Additionally, the product lines share many common costs, including, but not limited to: IT support, office and administrative expenses.  Therefore, the following table of operating results does not allocate costs to its product line below the gross profit level:

	Year Ended December 31, 2010

	Floor Art	Native American Housing	BDC	Unallocated	Consolidated

Revenues	$2,600,737	$941,996	$12,000	$-	$3,554,773
Cost of revenues	2,048,664	896,546	-	-	2,945,210
Gross margin	552,073	45,450	12,000	-	609,523
Operating cost	-	-		765,758	765,758
Income (loss) from operations	522,073	45,450	12,000	(765,758)	(156,325)
Other income (expense)	-	-	-	(667)	(667)
Income (loss) before taxes	$522,073	$45,450	$12,000	$(766,425)	$(156,902

	Year Ended December 31, 2009

	Floor Art	Native American Housing	BDC	Unallocated	Consolidated

Revenues	$3,529,911	$-	$40,639	$-	$3,570,550
Cost of revenues	2,708,041	-	-	-	2,708,041
Gross margin	821,870	-	40,639	-	862,509
Operating cost	-	-		1,194,980	1,194,980
Income (loss) from operations	821,870	-	40,639	(1,194,980)	(332,471)
Other income (expense)	-	-	-	6,159	6,159
Income (loss) before taxes	$821,870	$-	$40,639	$(1,188,821)	$(326,312)

The Company has yet to allocate its assets to each respective product line.  The Company is currently unable to provide asset information with respect to each of its product lines, except as it pertains to accounts receivable as set forth below:

10.  COMBINING FINANCIAL INFORMATION

Presented below is the condensed combining information of Bundled Builder Solutions, Inc. and affiliated entities for the year ended December 31, 2009 (see Note 1):

	Condensed Balance Sheet
	As of December 31, 2009

	Floor Art	Builder Design	Eliminations	Total

Cash	$ 272,089	$ 8,560		$ 280,649
Accounts receivable	295,056	6,900		301,956
Property, net	24,920	1,876		26,796
Other	94,485			94,485
Total Assets	$ 686,550	$ 17,336	$ -	$ 703,886

Current liabilities	$ 140,786	$ 6,900	$ -	$ 147,686

Members' equity	$ 545,764	$ 10,436	$ -	$ 556,200
	Condensed Combining Statement of Operations
	For the Fiscal Year Ended December 31, 2009

	Floor Art	Builder Design	Eliminations	Total

Revenues	$ 3,529,911	$ 73,914	$ (33,275)	$ 3,570,550
Cost of good sold	(2,708,041)			$ (2,708,041)
Depreciation and
amortization	(66,909)	(1,876)		(68,785)
General and administrative
expenses	(1,159,470)	(13,200)	46,475	(1,126,195)
Other income(expense)	19,402	(43)	(13,200)	6,159

Net income (loss)	$ (385,107)	$ 58,795	$ -	$ (326,312)
Members' equity	$ 545,764	$ 10,436	$ -	$ 556,200

11.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend.  This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis.  The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis.  This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.  The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

 12. CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

The Company’s customers are U.S. customers, for which the Company performs ongoing credit evaluations but generally does not require collateral to support receivables.  Floor Art has four major customers which accounted for 77% and 78% of the Floor Art’s revenues for the years ended December 31, 2009 and 2010, respectively.  Native American housing has only one customer and the commercial operation has one customer, which has not begun production yet.  Although the Company has a limited number of customers, operations were expanded in 2010 to add the Native American housing and commercial.  Accounts receivable for Floor Art’s four major customers was $163,769 and $308,552 at December 31, 2010 and 2009 respectively.  Accounts receivable for Native American Housing was $1,450 and $nil at December 31, 2010 and 2009 respectively.

13.  SUBSEQUENT EVENTS

Subsequent Events - Subsequent to December 31, 2010, the Company entered into two convertible notes with Asher Enterprises, Inc. on January 7, 2011 and February 24, 2011, respectively.  The Principal of each note is $35,000 with an annual interest rate of 8%.  The maturity dates are October 11, 2011 and November 28, 2011 respectively.  After 180 days from the note date, lender is entitled to convert the note principal and accrued interest into common stock of the Company at a market discount. As of March 20, 2011, the Company has reserved 2,149,473 shares of its 150,000,000 authorized but unissued shares for this possible conversion.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    On November 9, 2010, the Company dismissed its independent registered public accounting firm, Alan Weinberg, CPA (the “Former Accountant”). The Company's decision to dismiss the Former Accountant was approved by its Board of Directors on November 9, 2010.

    The report of the Former Accountant on the financial statements of the Company for each of the two most recent fiscal years, and its reviews of interim financial statements contained a going concern qualification in the opinion. The report was not qualified or modified as to audit scope or accounting principles. There have been no disagreements with the Former Accountant on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the Former Accountant, would have caused the Former Accountant to make reference thereto in its report on the Company’s financial statements, during the Company’s two most recent fiscal years through the date of dismissal.

    The Company requested that the Former Accountant furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. A copy of the letter furnished in response to that request was filed with the SEC on November 17, 2010 as part of our Amended Current Report on Form 8-K/A and is incorporated herein by reference.

    Effective November 9, 2010 the Company engaged Hein & Associates LLP (“Hein”) to serve as the Company’s new independent registered public accounting firm. The engagement of Hein as the Company’s new independent registered public accounting firm was approved by the Company’s Board of Directors. Neither the Company, nor anyone on its behalf, consulted Hein during the Company’s two most recent fiscal years and any subsequent interim period prior to the Company’s engagement of Hein regarding any of the matters set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

    We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

    We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting discussed below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control over Financial Reporting

    Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

    Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

    Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

Page - 29

    A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2010, the Company determined that there were control deficiencies that constituted material weaknesses, as described below:

1.
We do not have an Audit Committee or a financial expert on our Board of Directors –Currently, the Board of Directors acts in the capacity of the Audit Committee.  All members of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities.

2.
Reporting Deficiencies:  We did not maintain a sufficient level of expertise in our Company to oversee the reporting and disclosure of the financial statements and related footnotes, in compliance with generally accepted accounting principles and also in accordance with SEC disclosure requirements.

    Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

    In light of the material weaknesses discussed above, we engaged consultants to augment our reporting criteria and perform other post-closing procedures to ensure that our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

    As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control—Integrated Framework issued by COSO.

    This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

    Our management, including our chief executive officer and chief financial officer, has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Identification of Directors and Executive Officers

    The following table sets forth the names and ages of our current directors and executive officers and such positions with the Company held by them and the date they became a director or executive officer. Our Board of Directors appoints our executive officers. Our directors shall serve until the earlier occurrence of the election of his or her successor at the next meeting of stockholders, death, resignation or removal by the Board of Directors. There are no family relationships among our directors, executive officers, or director nominees.

Name	Age	Position	Date of Appointment
Paul Kalkbrenner	59	Chief Executive Officer and Director	August 2, 2010
David C. Brown	45	Chief Operating Officer, Secretary and Director	August 2, 2010
Al Cain	60	Director	August 2, 2010
Mark Summers	63	Chief Financial Officer and Treasurer	August 2, 2010

Page - 30

Paul Kalkbrenner - Chief Executive Officer, Director

    Mr. Paul Kalkbrenner has over 30 years of leadership experience in the new home construction industry and a demonstrated record of success as an entrepreneur.  He was founder and President/CEO of Execution, Inc. a company focused on effective jobsite organization and communication.  The company makes a difference through the practical application of quality assurance principles.  Prior to starting his own firm, Kalkbrenner was a partner in Integrated Stucco, LLC.  He grew the company to over $52 million in sales within the first six months of opening the doors.  As personnel increased from 24 to over 700 craftsmen, an offer to purchase the company was accepted and Paul took the position of Executive Vice President/ General Manager for the subsequent 12 month transition period.  Before forming Integrated Stucco, Paul served as the Vice President of Construction for Shea Homes Arizona, one of the largest builders in Phoenix.  He joined Shea in 1992 as a superintendent and moved into the position of Trade and Training Advisor in 1994.  He was promoted to Vice President of Construction in 1999.  Under his leadership through 2004, Shea built over 7,800 homes producing revenues close to $2 billion.  The capstone of his career at Shea was his role in helping execute the smooth integration process when Shea acquired UDC Homes in the late 1990’s.  Mr. Kalkbrenner’s prior leadership roles, proven sales records and years of experience in the construction industry led the Company to appoint Mr. Kalkbrenner as CEO and Director.

David C. Brown - Chief Operating Officer, Director

    Mr. David C. Brown is the Chief Operating Officer and Founder of Dave Brown Development.  He has over twenty years of experience in the housing industry.  He launched and ran several entrepreneurial ventures.  Coming from the family of a well respected Phoenix production builder, David grew up actively involved in the business.  After receiving a B.A. in Business Administration from Loyola Marymount University in Los Angeles, CA, David joined the family business and spent the next five years building his construction knowledge.  During his tenure there, he expanded the company’s Design Center operation, achieving a 50% increase in net profit.  In 1994, he founded Floor Art, a flooring installation and product reseller.  In 2007, Floor Art received a silver National Homebuilders Association quality award for excellence, one of only two silvers awarded that year.  Floor Art is the smallest firm to ever receive this recognition.  In its third year of operation, Floor Art doubled revenues through an acquisition strategy.  The Company determined that Mr. Brown should serve as Chief Operating Officer and Director because of his personal involvement with Floor Art since 1994 coupled with his extensive knowledge of the construction industry.

Al Cain - Director

    Mr. Al Cain founded EZ-Build Systems, Inc. in 2001 and has been key in orchestrating growth by building critical relationships with customers and vendors to assure the Company’s continued viability.  Before joining EZ-Build, Mr. Cain worked in the financial services industry as a regional manager and had success in growing his own financial services business through the development of a strong team and customer portfolio.  He has an entrepreneurial background in the manufacturing and retail fields that focused on finishing products for the residential market.  Prior to that, Mr. Cain started a landscape maintenance and construction company that became one of the largest landscaping companies in Southern Ontario over a 14 year period.  Mr. Cain has an Industrial Engineer background from Mohawk College and Ryerson Polytech University along with a Graphic Arts and Printing background from Hallmark Cards and Rochester Institute of Technology.  Mr. Cain was appointed as a Director of the Company due to his success with EZ-Build Systems, Inc., background in finance and customer relations skills.

Mark Summers - Chief Financial Officer

    Mr. Mark Summers has over 35 years of financial management and operations management experienced in the homebuilding industry.  At Knoell Homes he served as executive vice president and Chief Financial Officer over the course of 16 years.  During the last seven years at Knoell he served as both Chief Financial Officer and Chief Operating Officer.  He also negotiated and implemented the sale of Knoell Homes to Shea Homes in 1989.  Summers joined the team at Shea Homes as an executive vice president and developed the strategic plan for Shea’s successful entry into the Phoenix market.  In his most recent position, he served as Chief Operating Officer and Chief Financial Officer for Zacher Homes.  In this role he hired and managed the team that moved the firm from $8 million in sales to $95 million.  Along with receiving his MBA from Arizona State University in 1993, Mr. Summers has taught courses in business management of homebuilding companies at ASU and the Central Arizona Homebuilders Association.  In light of Mr. Summers’ prior executive positions and management experience in the construction industry, Mr. Summers was appointed as Chief Financial Officer of the Company.

Page - 31

Identification of Significant Employees

    BBSI has ten full time employees including Paul Kalkbrenner, the Company’s Chief Executive Officer and a Director; Mark C. Summers, the Chief Financial Officer; David C. Brown, the Executive Vice President and a Director; and Al Cain, a Director.

Audit Committee

    The Company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors. All current members of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities.  The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

    The Company intends to establish an audit committee of the board of directors, which will consist of independent directors. The audit committee’s duties will be to recommend to the Company’s board of directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Company’s board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Ethics

    Our board of directors has not adopted a code of ethics due to the fact that we presently only have three directors and we are in the development stage of our operations. We anticipate that we will adopt a code of ethics when we increase either the number of our directors and officers or the number of our employees.

Family Relationship

    We currently do not have any officers or directors of our Company who are related to each other.

Involvement in Certain Legal Proceedings

    During the past ten years no director, executive officer, promoter or control person of the Company has been involved in the following:

(1)
A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)
Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

Page - 32

(4)
Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5)
Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6)
Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7)
Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8)
Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Exchange Act

    We do not yet have a class of equity securities registered under the Securities Exchange Act of 1934, as amended.  Hence, compliance with Section 16(a) thereof by our officers and directors is not required.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

    The following table sets forth the compensation paid to our executive officers during the twelve month periods ended December 31, 2010 and 2009:

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Paul Kalkbrenner Chief Executive Officer and Director	2010	$28,250	$nil	$nil	$nil	$nil	$nil	$nil	$nil
	2009	$nil	$nil	$nil	$nil	$nil	$nil	$nil	$nil
David C. Brown Chief Operating Officer and Director	2010	$nil	$nil	$nil	$nil	$nil	$nil	$nil	$nil
	2009	$nil	$nil	$nil	$nil	$nil	$nil	$nil	$nil
Mark Summers Chief Financial Officer and Director	2010	$nil	$nil	$nil	$nil	$nil	$nil	$nil	$nil
	2009	$nil	$nil	$nil	$nil	$nil	$nil	$nil	$nil
Asher Atiah(1) Former Chief Executive Officer, President and Director	2010	$nil	$nil	$nil	$nil	$nil	$nil	$nil	$nil
	2009	$nil	$nil	$nil	$nil	$nil	$nil	$nil	$nil
Joseph Silver(2) Former Chief Financial Officer, Secretary and Director	2010	$nil	$nil	$nil	$nil	$nil	$nil	$nil	$nil
	2009	$nil	$nil	$nil	$nil	$nil	$nil	$nil	$nil

(1)  On August 2, 2010, Asher Atiah resigned as Chief Executive Officer, President and Director of the Company.
(2)   On August 2, 2010, Joseph Silver resigned as Chief Financial Officer, Secretary and Director of the Company.

Page - 33

Narrative Disclosure to Summary Compensation Table

    There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End

OPTION AWARDS
Name	Number of Common Shares Underlying Unexercised Options (#) Exercisable	Number of Common Shares Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Paul Kalkbrenner	0	0	nil	$ 0
Total	0	0
David C. Brown	0	0	nil	$ 0
Total	0	0
Mark Summers	0	0	nil	$ 0
Total	0	0
Al Cain	0	0	nil	$ 0
Total	0	0
TOTAL	0	0	nil	$ 0

Compensation Committee

    We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Compensation of Directors

DIRECTOR COMPENSATION
Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Paul Kalkbrenner	nil	nil	nil	nil	nil	nil	nil
David C. Brown	nil	nil	nil	nil	nil	nil	nil
Al Cain	nil	nil	nil	nil	nil	nil	nil

    We do not pay members of the Board of Directors any set fees for attendance at the Board meetings or similar remuneration or reimburse them for any out-of-pocket expenses incurred by them in connection with our business.

Page - 34

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

    The following table sets forth certain information concerning the number of shares of our common stock owned beneficially based on 50,000,000 issued and outstanding shares of common stock as of March 25, 2011 by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Class	Name and Address	Amount and Nature of Ownership	Percent of Class

Common Stock	Al Cain, Director 455 Seaman St. 2nd Floor Stoney Creek, ON L8E 2R2	10,000,000(1)	20%

Common Stock	David C. Brown, Chief Operating Officer, Director 8776 E Shea Blvd. Suite B3A – 615 Scottsdale, AZ 85260	13,972,500(2)	27.9%
Common Stock	Paul Kalkbrenner, Chief Executive Officer, Director 7519 N 12th Ave. Phoenix, AZ 85021	5,568,750(3)	11.1%
Common Stock	Mark C. Summers, Chief Financial Officer 1407 E. Commodore Pl. Tempe, AZ 85283	4,850,000	9.7%
TOTALS		34,391,250	68.7%
All Officers and Directors as a Group (total of 4)		34,391,250	68.7%

(1)  Shares are held by Al Cain through 21829251 Ontario Inc.
(2)  Shares are held by David C. Brown through DMEB Investments LLC.
(3)  Shares are held by Paul Kalkbrenner through K4K Holdings Inc.

Changes in Control

    On August 2, 2010, the Company and its controlling shareholders entered into a share exchange agreement (the "Share Exchange Agreement") with BBSI and its shareholders whereby the Company obtained all of the issued and outstanding shares of BBSI, in exchange for the issuance of 22,500,000 common shares of the Company to BBSI shareholders (originally 4,500,000 shares adjusted for a 5:1 stock split).  The transaction resulted in BBSI becoming a wholly-owned subsidiary of the Company and the BBSI shareholders holding approximately 45% of the Company's outstanding capital stock.

    Other than the foregoing, there are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Related Party Transactions

    David C. Brown, a director and officer of the Company, was the majority owner of Floor Art, LLC and Builder Design Center, LLC at December 31, 2009.  As of December 31, 2009, he had loaned Floor Art, LLC and Builder Design Center, LLC $544,700.  The loans were due December 31, 2018 and bear interest at 3%.  Accrued interest incurred was $248,507.  As of December 31, 2009, he has forgiven the entire amount due, which is reflected as a capital contribution.  On March 31, 2010, the Company acquired all of David C. Brown’s interest in Floor Art, LLC and Builder Design Center, LLC from David C. Brown in a transaction with a total dollar value of $747,774.  As a result of this acquisition, the Company owed David C. Brown $453,442 on March 31, 2010. Subsequently, David C. Brown took a distribution of $150,000.  This amount is unsecured, non-interest bearing, and due upon demand.  The balance due as of December 31, 2010 is $303,442.

    During 2009 the Company leased office space under an operating lease agreement from a related entity with common ownership.  Total rent expense paid under this agreement was $178,000 for the year ended December 31, 2009.   The lease was cancelled in December 31, 2009.

    In August of 2010, the Company hired JENAL Consulting, Inc. to provide the Company with marketing of the SIPS panel construction system.  The owner of JENAL is the wife of Al Cain, director.  The Company has paid JENAL $62,461 as of December31, 2010.

    Other than the foregoing transactions, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

Page - 35

    With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manor:

•        Disclosing such transactions in reports where required;
•        Disclosing in any and all filings with the SEC, where required;
•        Obtaining disinterested directors consent; and
•        Obtaining shareholder consent where required.

Director Independence

    For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2).  The OTCBB on which shares of Common Stock are quoted does not have any director independence requirements.  The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  According to the NASDAQ definition, Paul Kalkbrenner, David C. Brown and Al Cain are not independent directors.

Review, Approval or Ratification of Transactions with Related Persons

    We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Year Ended December 31, 2010	Year Ended December 31, 2009
Audit fees	$79,950	$30,450
Audit-related fees	$2,000	$ nil
Tax fees	$ nil	$ nil
All other fees	$ nil	$ nil
Total	$81,950	$30,450

Audit Fees

    During the fiscal years ended December 31, 2010, we incurred approximately $79,950 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended December 31, 2010.

    During the fiscal year ended December 31, 2009, we incurred approximately $30,450 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2009.

Audit-Related Fees

    The aggregate fees billed during the fiscal years ended December 31, 2010 and 2009 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $2,000 and $0, respectively.

Tax Fees

    The aggregate fees billed during the fiscal years ended December 31, 2010 and 2009 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $nil and $nil, respectively.

Page - 36

All Other Fees

    The aggregate fees billed during the fiscal year ended December 31, 2010 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $nil and $nil, respectively.

PART IV

ITEM 15.	EXHIBITS.

(a)	Exhibits

Exhibit No.	Description	Filing
3.01	Certificate of Incorporation	Filed with the SEC on December 22, 2009 as part of our Registration Statement on Form S-1.
3.02	Bylaws	Filed with the SEC on December 22, 2009 as part of our Registration Statement on Form S-1.
3.03	Form of Common Stock Certificate	Filed with the SEC on December 22, 2009 as part of our Registration Statement on Form S-1.
4.01	Form of Subscription Agreement	Filed with the SEC on February 9, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.01	Patent Transfer and Sale Agreement with Appelfeld Zer Fisher (AZF) law firm dated September 20, 2009	Filed with the SEC on December 22, 2009 as part of our Registration Statement on Form S-1.
10.02	Agreement between Mobius Ltd. and the Company dated May 1, 2010	Filed with the SEC on May 11, 2010 as part of our Quarterly Report on Form 10-Q.
10.03	Share Exchange Agreement between the Company and Bundled Builder Solutions Inc. dated August 2, 2010	Filed with the SEC on December 6, 2010 as part of our Current Report on Form 8-K.
10.04	Memorandum of Agreement between Bundled Builder Solutions Inc. and Tribal Building Solutions, LLC	Filed with the SEC on February 22, 2011 as part of our Amended Current Report on Form 8-K/A.
10.05	Subcontractor’s Contract Agreement between Floor Art, LLC and Maracay Construction, LLC dated March 1, 2006	Filed with the SEC on February 22, 2011 as part of our Amended Current Report on Form 8-K/A.
10.06	Master Agreement between Floor Art, LLC and Shea Homes Limited Partnership dated March 29, 2006	Filed with the SEC on February 22, 2011 as part of our Amended Current Report on Form 8-K/A.
10.07	Assignment and Assumption of Trade Contract Agreement and Consent between Floor Art, LLC and Flynn’s Floor Covering, Inc. dated April 18, 2008	Filed with the SEC on February 22, 2011 as part of our Amended Current Report on Form 8-K/A.
10.08	Trade Contract Agreement between Flynn’s Floor Covering Inc. and Mark Hancock Development Corporation dated November 29, 2007 regarding Harmony Subdivision	Filed with the SEC on February 22, 2011 as part of our Amended Current Report on Form 8-K/A.
10.09	Trade Contract Agreement between Flynn’s Floor Covering Inc. and Mark Hancock Development Corporation dated November 29, 2007 regarding Ledges Subdivision	Filed with the SEC on February 22, 2011 as part of our Amended Current Report on Form 8-K/A.
10.10	Trade Contract Agreement between Flynn’s Floor Covering Inc. and Mark Hancock Development Corporation dated November 29, 2007 regarding Vistancia Subdivision	Filed with the SEC on February 22, 2011 as part of our Amended Current Report on Form 8-K/A.
10.11	Trade Contract Agreement between Flynn’s Floor Covering Inc. and Mark Hancock Development Corporation dated November 29, 2007 regarding Serenity Subdivision	Filed with the SEC on February 22, 2011 as part of our Amended Current Report on Form 8-K/A.
10.12	Master Subcontract Agreement between Floor Art, LLC and Meritage Homes Construction, Inc. dated March 26, 2010	Filed with the SEC on February 22, 2011 as part of our Amended Current Report on Form 8-K/A.
10.13	Promissory Note between Dynamic Ventures Corp. and Asher Enterprises, Inc. dated January 7, 2011	Filed herewith.
10.14	Promissory Note between Dynamic Ventures Corp. and Asher Enterprises, Inc. dated February 24, 2011	Filed herewith.
16.01	Letter from Former Accountant Alan Weinberg, CPA dated November 17, 2010	Filed with the SEC on November 17, 2010 as part our Amended Current Report on Form 8-K/A.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

Page - 37

SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNAMIC VENTURES CORP.

Dated: April 5, 2011	/s/ Paul Kalkbrenner
By: Paul Kalkbrenner Its: Chief Executive Officer

Dated: April 5, 2011	/s/ Mark Summers
By: Mark Summers Its: Chief Financial Officer

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: April 5, 2011	/s/ David C. Brown
By: David C. Brown Its: Director

Dated: April 5, 2011	/s/ Al Cain
By: Al Cain Its: Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED

PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

1.	No annual report to security holders covering the Company’s last fiscal year has been sent as of the date of this report.

2.
No proxy statement, form of proxy, or other proxy soliciting material relating to the Company’s last fiscal year has been sent to any of the Company’s security holders with respect to any annual or other meeting of security holders.

3.
If such report or proxy material is furnished to security holders subsequent to the filing of this Annual Report on Form 10-K, the Company will furnish copies of such material to the Commission at the time it is sent to security holders.

Page - 38