Form 10-Q
period 2011-03-31
DYNAMIC VENTURES CORP.
filed 2011-05-13
CIK 1454384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
[Missing Graphic Reference]
 FORM 10-Q
[Missing Graphic Reference]

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the transition period from ______ to _______

Commission file number: 333-163913

DYNAMIC VENTURES CORP.
 (Exact name of registrant as specified in its charter)

Delaware	46-0521574
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

8776 E Shea Blvd. Suite B3A-615 Scottsdale, Arizona 85260
(Address of principal executive offices)

(480) 968-0207
(Issuer's telephone number)

with a copy to:
Carrillo, Huettel & Zouvas, LLP
3033 Fifth Ave. Suite 400
San Diego, CA 92103
Telephone (619) 546-6100
Facsimile: (619) 546-6060

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes     ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes     ☐ No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 ☐ Yes   ☒ No

As of April 15, 2011, there were 50,000,000 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

Page - 1

DYNAMIC VENTURES CORP.*

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements that may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Dynamic Ventures Corp. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "DYNV" refers to Dynamic Ventures Corp.

Page - 2

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

INDEX
Unaudited Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010	F-1
Unaudited Consolidated Statement of Operations for the Three Months Ended March 31, 2011 and Combined Statement of Operations for the Three Months Ended March 31, 2010	F-2
Unaudited Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2011 and Combined Statement of Cash Flows for the Three Months Ended March 31, 2010	F-3
Unaudited Statement of Changes in Equity for the Three Months Ended March 31, 2011 and theYear Ended December 31, 2010	F-4
Notes to Financial Statements	F-5

Page - 3

	DYNAMIC VENTURES CORP AND SUBSIDIARIES

	CONSOLIDATED BALANCE SHEETS
	( unaudited )
	As of March 31, 2011 and December 31, 2010

		March 31	December 31,
		2011	2010

	ASSETS
Current Assets:
Cash and cash equivalents		$223,378	$155,513
Accounts receivable, net		73,418	165,436
Inventory		8,163	8,258
Contracts in process		17,795	15,393
Prepaid job costs		193,310	164,835
Prepaid and other current assets		4,133	10,475
Total current assets		520,197	519,910
Total Assets		$520,197	$519,910

	LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable		$125,719	$110,790
Deferred income		2,700	5,400
Royalty payable – contracts		4,788	29,609
Customer deposits		58,950	14,093
Accrued liabilities		8,951	4,451
Convertible debt		70,000
Note payable – related party		303,442	303,442

Total current liabilities		574,550	467,785

Commitments and contingencies (Note 3 )

Note payable		100,000	100,000
Total Liabilities		674,550	567,785

Equity ( Deficit ):

Common stock, 0.0001 par value, 200,000,000 shares authorized, 50,000,000 shares issued and outstanding		5,000	5,000
Additional paid-in capital		120,027	120,027
Accumulated Deficit		(279,380)	(172,902)
Total ( deficit )		(154,353)	(47,875)
Total Liabilities and Equity (Deficit )		$520,197	$519,910

The accompanying notes to financial statements are an integral part of these statements.

DYNAMIC VENTURES CORP AND SUBSIDIARIES

STATEMENTS OF OPERATIONS
( unaudited )
For the Three Months ended March 31, 2011 and 2010
	For the Three Months Ended March 31,

	2011	2010
	(consolidated)	(combined)

REVENUE:
Contract revenue	$277,111	$909,239
Total revenue	277,111	909,239

COST OF REVENUE:
Cost of contract revenue	168,411	739,400
Total cost of revenue	168,411	739,400

GROSS MARGIN	108,700	169,839

OPERATING COSTS:
General and administrative	211,842	147,672
Depreciation and amortization	-	12,749
Total operating expenses	211,842	160,421

INCOME (LOSS) FROM OPERATIONS	(103,142)	9,418

OTHER INCOME (EXPENSE)	(3,336)	2,582

INCOME (LOSS) BEFORE TAXES	(106,478)	12,000
Income tax expense	-	-

NET INCOME (LOSS)	$(106,478)	$12,000

NET INCOME (LOSS) PER COMMON SHARE FROM
OPERATIONS:
Basic & Diluted	$(0.00)	$0.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic & Diluted	50,000,000	22,500,000

The accompanying notes to financial statements are an integral part of these statements.

DYNAMIC VENTURES CORP AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS
( unaudited )
For the Three Months Ended March 31, 2011 and 2010

	For the Three Months Ended March 31,

	2011	2010
	(consolidated)	(combined)

CASH FLOWS FROM ACTIVITIES:
Net income (loss)	$(106,478)	$12,000
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	12,749
Changes in operating assets and liabilities:
Accounts receivable	92,018	(27,301)
Prepaid expenses and other assets	6,341	16,929
Inventory	97	(7,013)
Prepaid job costs	(28,475)	-
Accounts payable	14,928	93,277
Accrued liabilities	4,500	(5,040)
Deferred income	(2,700)	(8,350)
Contracts in process	(2,402)	(66,246)
Customer deposits	44,857	10,907
Buyout payable	(24,821)	(57,259)

Net cash used in operating activities	(2,133)	(25,347)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Note payable	70,000	-
Net cash provided by financing activities	70,000	-
Net increase (decrease) in cash and cash equivalents	67,867	(25,347)

CASH AND CASH EQUIVALENTS, beginning of period	155,513	280,649
CASH AND CASH EQUIVALENTS, end of period	$223,378	$255,302

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Contributed inventory for equity		$120,289
Note payable to shareholder for deemed distribution		$303,297
Recapitalization		$22,500

The accompanying notes to financial statements are an integral part of these statements.

DYNAMIC VENTURES CORP. AND SUBSIDIARIES
STATEMENT OF CHANGES IN EQUITY
( unaudited )
For The Three Months Ended March 31, 2011 and The Year Ended December 31, 2010

	Common Stock
	Shares	Value	Contributed Capital	Retained Earnings	Total

MEMBERS' EQUITY BALANCE as of
December 31, 2009 (combined)			$1,744,201	$(1,188,001)	$556,200
Recapitalization, including stock dividend	22,500,000	$2,250		(2,250)	-
Reorganization			(1,176,001)	1,176,001	-
Deemed distribution			(448,173)	-	(448,173)
Shares issued for Stock Exchange	27,500,000	2,750		(1,750)	1,000

Net income before reorganization				12,000	-
Net (loss) after reorganization				(168,902)	-
Total net (loss)				(156,902)	(156,902)

STOCKHOLDERS' EQUITY BALANCE as of
December 31, 2010 (consolidated)	50,000,000	$5,000	$120,027	$(172,902)	$(47,875)

Net loss for the three months ended
March 31, 2011 (unaudited )				(106,478)	(106,478)

STOCKHOLDERS' EQUITY BALANCE as of
March 31, 2011 (consolidated) ( unaudited )	50,000,000	$5,000	$120,027	$(279,380)	$(154,353)

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

Bundled Builder also provides construction management services and general contracting for residential and commercial construction for land owners throughout the United States.

Bundled Builder also provides construction management for structured insulated panels’ construction (SIPS) for commercial projects throughout the United States through its subsidiary, EZ Build Systems, LLC (“EZ Systems”) which was formed in August of 2010.

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

Basis of Presentation – While legally the Company acquired BBSI, for financial presentation purposes this is considered a “reverse acquisition” where BBSI is considered the acquirer. Therefore the accompanying interim, unaudited consolidated financial statements include the activity for BBSI on a combined basis prior to March 31, 2010, and on a consolidated basis after that date.  Operations of the Company are included from August 2, 2010 and forward, as a result of its acquisition for financial reporting purposes.

The accompanying consolidated financial statements are unaudited.  However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for the three month periods ended March 31, 2011, and March 31, 2010, respectively.  These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2011.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents - The Company considers all highly-liquid investments purchased with an original maturity of three months or less on the purchase date to be cash equivalents

Valuation of Accounts Receivable – The Company accrues for revenue based on the completion of work.  Billings are due within 30 days.  Accounts receivable are reviewed to determine which are doubtful of collection.  In making the determination of the appropriate allowance for doubtful accounts, the Company considers specific accounts, analysis of accounts receivable agings, changes in customer payment terms, historical write-offs, changes in customer demand and relationships, concentrations of credit risk and customer credit worthiness.  The allowance for doubtful accounts totaled $35,000 at March 31, 2011.

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

Inventory – Inventory consists of carpet and carpet pad which are valued at the lower of cost or market.  As of March 31, 2011, there was no allowance for inventory obsolescence.

Long-Lived Assets – The Company evaluates potential impairment of long-lived assets, in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires the Company to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. The Company believes that long-lived assets in the accompanying balance sheet are appropriately valued at March 31, 2011, and no impairment has been recorded.

Revenue Recognition – The Company derives revenue from BBSI and its subsidiaries for their product lines.

The Company recognizes revenue for Floor Art in accordance with ASU 605-35-50, Accounting for Performance of Construction-Type and Certain Product-Type Contracts.  Under this rule, the Company can perform work under a fixed-price contract or a time-and-materials contract.  As these jobs are short in nature, revenue is recognized at the completion of the project.  For contracts in progress but not completed, costs incurred are accumulated until completion of the contract.  These costs consist of labor and materials which at March 31, 2011 was $Nil.

BDC is providing a software resource for builders and designers to use in the design center selection process.  To access the software, there is a fee billed at the beginning of the contract period which extends, generally, a period of six months. As the billing and collection of fees are collected up front, the Company has deferred revenue for the portion of revenue received, but not earned, at year end.  For the three months ended March 31, 2011 the Company had deferred revenue of $2,700.

The Company recognizes revenue for BBSI construction management projects in Native American communities, for EZ Systems’ commercial projects, and for general contracting in accordance with ASU 605-35-50, Accounting for Performance of Construction-Type and Certain Product-Type Contracts.  Under this rule, the Company can perform work under a fixed-price contract or a time-and-materials contract.  As these jobs are longer in nature, revenue is recognized as a percentage of completion based on the percentage of costs paid on the total cost of the project.  For contracts in progress but not completed, costs incurred are charged to costs of contract revenues at the same time the revenues are recognized.  At March 31, 2011 there was no construction in progress for these projects.

Income (Loss) per Common Share - Basic income (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.  The 22,500,000 (adjusted for the 5:1 stock split) shares issued for the August 2, 2010 stock exchange described in paragraph 1 are considered outstanding for the entire 3 month periods ending March 31, 2011 and 2010.  Dynamic Ventures Corp. shares issued prior to the stock exchange agreement totaling 27,500,000 (adjusted for the 5:1 stock split) are considered outstanding from August 2, 2010, the effective date of the stock exchange agreement.  Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the period ended March 31, 2011.

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

Page - 9

The Company maintains a valuation allowance with respect to deferred tax assets.  The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period.  Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry-forward period under the Federal tax laws.

The Financial Accounting Standards Board issued new guidance on accounting for uncertainty in income taxes, effective for the year ended December 31, 2009.  Management evaluated the Company’s tax positions and concluded that the Company had taken no uncertain tax positions that require adjustment to the financial statements to comply with the provisions of this guidance.  The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense.  As of March 31, 2011, the Company made no provision for interest or penalties related to uncertain tax positions.

Loans from Related Parties - Directors and Stockholders - As of March 31, 2011, loans from related parties amounted to $303,442 and represented working capital advances from principal officers and directors who are also stockholders of the Company.  The loans are unsecured, non-interest bearing, and due on demand.

2.  RELATED PARTY TRANSACTIONS

Related Party Transactions - As a result of BBSI’s buyout of Floor Art and BDC, there was a net deemed distribution to the majority owner of $448,173.  The transaction resulted in a note due to the majority owner of $303,442. The balance due the majority owner as of March 31, 2011 is $303,442.  This amount is unsecured, non-interest bearing, and due upon demand.

In August of 2010, the Company hired JENAL Consulting, Inc. (“JENAL”) to provide the Company with marketing of the SIPS panel construction system.  The owner of JENAL is the wife of Al Cain, director. For the three months ended March 31, 2011 the Company paid JENAL $28,000.

3. COMMITMENTS AND CONTINGENCIES

Commitments and contingencies - The Company has an office space lease with a non-affiliated entity.  The lease is month-to-month and can be cancelled at anytime.  The total rent expense under this agreement was $22,000 for the three months ended March 31, 2011.

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

4.  NOTES PAYABLE

Notes Payable -  The Company entered into notes payable for working capital with a bank on August 27, 2010 for $50,000; October 29, 2010 for $25,000 and November 17, 2010 for $25,000.   The terms of the notes call for repayment by August 27, 2012, with interest accrued at 18% per year.  The interest expense for the three months ended March 31, 2011 and 2010 was $4,500 and $0, respectively.   The Principal due in 2011 is $nil and the Principal due in 2012 is $100,000.

Convertible Debt: The Company entered into two convertible notes with an independent third party on January 7, 2011 and February 24, 2011, respectively.  The Principal of each note is $35,000 with an annual interest rate of 8%.  The maturity dates are October 11, 2011 and November 28, 2011 respectively.  After 180 days from the note date, the lender is entitled to convert the principal and accrued interest into common stock of the Company at a discount based on the 10 day average close price prior to the conversion.  The benefit from the conversion at below market will be accounted at the time of the actual conversion.  As of March 31, 2011, the Company has reserved 2,149,473 shares of its 150,000,000 authorized but unissued shares for this possible conversion.

5. LIQUIDITY

For the three months ended March 31, 2011, the Company incurred a net loss of $106,478, generated $67,875 cash flow as a result of cash used by operating activities of $2,135 and cash provided by financing activities of $70,000, and has an accumulated deficit of $154,353. Cash on hand at March 31, 2011 was $223,378.

Cash and borrowings from inception to date have been sufficient to provide the operating capital necessary to operate.  The Company has historically financed operations primarily by cash flows generated through operations and cash infusions from officers and outside investors in exchange for debt and/or common stock.  Although the Company must ultimately re-achieve profitable operations and periodically adjust its business plan based on cash on hand during the coming year, the Company projects cash from existing projects in process along with cash infused through debt will provide adequate funding throughout 2011.

Page - 10

6.  PRODUCT LINE REPORTING

The Company has four active product lines:  Floor Art, Native American Housing, General Contracting, and BDC.  Management evaluates operating performance of these product lines.  The Company does not identify and allocate operating costs to its product line below the gross profit level.  Additionally, the product lines share many common costs, including, but not limited to: IT support, office and administrative expenses.  Therefore, the following table of operating results does not allocate costs to its product line below the gross profit level:

		Three Months Ended March 31, 2011
	Floor Art	Native American Housing	General Contracting	BDC	Unallocated	Consolidated

Revenues	$ 239,411	$ -	$ 35,000	$ 2,700	$ -	$ 277,111
Cost of revenues	168,411	-	-	-	-	168,411
Gross margin	71,000	-	35,000	2,700	-	108,700
Operating costs	-	-	-	-	211,842	211,842
Income (loss) from operations	71,000	-	35,000	2,700	(211,842)	(103,142)
Other income (expense)	-	-	-	-	(3,336)	(3,336)
Income (loss) before taxes	$ 71,000	$ -	$ 35,000	$ 2,700	$ (215,178)	$ (106,478)

The Company has yet to allocate its assets to each respective product line, therefore, the Company is currently unable to provide asset information with respect to each of its product lines.

7.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Pronouncements -

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”), which provides guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. ASU 2009-13 requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price. ASU 2009-13 was effective for the first annual reporting period beginning on or after June 15, 2010 and could be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption was permitted provided that the revised guidance was retroactively applied to the beginning of the year of adoption. ASU 2009-13 was effective for the Company on January 1, 2011. The adoption of these amendments did not have any impact on the consolidated financial statements

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis.  This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.  The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

In December 2010, FASB issued Accounting Standards Update (ASU) No. 2010-29, Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations. If a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 also expands the supplementary pro forma disclosures. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. ASU 2010-29 will only affect the Company if there are future business combinations.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Page - 11

8. CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

Concentration of Credit Risk and Significant Customers - The Company’s customers are U.S. customers, for which the Company performs ongoing credit evaluations but generally does not require collateral to support receivables.  Floor Art has four major customers which accounted for 78% of Floor Art’s revenues for the year ended December 31, 2010, and 60% of Floor Art’s revenue for the three months ended March 31, 2011. Native American housing has only one customer, General Contracting has one customer, and EZ Systems has one customer, which has not begun production yet.  Although the Company has a limited number of customers, operations were expanded in 2011 to add General Contracting and in 2010 to add the Native American housing and EZ Systems.  Accounts receivable for Floor Art’s four major customers was $57,967 and $163,769 at March 31, 2011 and December 31, 2010, respectively.  Accounts receivable for Native American Housing was $1,450 and $1,450 at March 31, 2011 and December 31, 2010, respectively.

We are subject to concentrations of credit risk from our cash and cash equivalents.  Our cash in bank deposit accounts from time to time may exceed federally insured limits.

9.  SUBSEQUENT EVENTS

Subsequent Events – On April 15, 2011, the Company signed an agreement with Carpe DM, Inc. (“Carpe DM”) for services related to investor relations.  Terms of the agreement call for the Company to issue to Carpe DM 75,000 shares of rule 144 stock by April 22, 2011.  If both parties agree to an extension then 180,000 shares of rule 144 stock will be issued on June 22, 2011.  If the parties agree to an additional extension then 180,000 shares of rule 144 stock will be issued on October 22, 2011.  The company has reserved 435,000 shares of its authorized but unissued shares for this agreement.

On April 27, 2011, the Company entered into a convertible note with the same holder as the other convertible debt described in Note 4.  The Principal of the note is $50,000 with an annual interest rate of 8%.  The maturity date is January 30, 2012.   After 180 days from the note date, lender is entitled to convert the note principal and accrued interest into common stock of the Company at a discount based on the 10 day average close price prior to the conversion.  The benefit from the conversion at below market will be accounted at the time of the actual conversion. As of April 27, 2011, the Company has reserved 5,047,446 shares of its 150,000,000 authorized but unissued shares for this possible conversion.

Page - 12

ITEM 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms.  These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements.  Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

RESULTS OF OPERATIONS

Liquidity and Capital Resources

Our balance sheet as of March 31, 2011, reflects cash in the amount of $223,378.  Cash and borrowings from inception to date have been sufficient to provide necessary operating capital to date.  The net loss for the three months ended March 31, 2011 amounted to $106,478.  As of March 31, 2011 our accumulated deficit was $154,353.

Cash increased for the three months ended March 31, 2011, by $67,865 as a result of cash used by operating activities of $2,135 and cash provided by financing activities of $70,000 from proceeds of the convertible notes (See Note 4 above).  The net loss for the three months of $106,478 was covered by reductions in accounts receivable due to the decline in Floor Art’s business volume discussed below and an increase in customers’ deposits due to the customer deposit on the North Dakota project (See Item 5 below).

Cash decreased for the three months ended March 31, 2010, by $25,347 as a result of cash used by operating activities.  The net income for the period of $12,000 plus depreciation included in net income of $12,749 generated $24,749 in cash.  The temporary surge in sales discussed below caused increases in accounts receivable and contracts in process which were offset by increases in accounts payable.

We expect to require a total of approximately $1,000,000 to fully carry out our business plan over the next twelve months beginning April 2011 as set out in this table:

Description	Estimated Expense
Marketing our services	$100,000
Payment of notes payable, accounts payable, and accrued liabilities	$200,000
General and administrative expenses	$550,000
Professional fees	$100,000
Investor relations expenses	$50,000
Total	$1,000,000

We intend to meet our cash requirements for the next 12 months through operations and external sources: a combination of debt financing and equity financing through private placements.  We are currently not in good short-term financial standing.  We will not have enough positive internal operating cash flow until we can generate substantial revenues, which may take the next year to fully realize. Although the Company must ultimately re-achieve profitable operations and periodically adjust its business plan based on cash on hand during the coming year, the Company projects cash from existing projects in process (See Item 5 below) along with cash infused through debt will provide adequate funding throughout 2011. There is no assurance we will achieve profitable operations.

We have historically financed our operations primarily by cash flows generated through operations and cash infusions from officers and outside investors in exchange for debt and/or common stock. In January and February of 2011 we obtained $70,000 in debt financing (See Note 4 above).  On April 27, 2011, we obtained $50,000 in additional debt financing ( see Note 9 above ).  At this time we do not have any additional commitments from any financial institutions to provide us with financing.  There is no guarantee that we will be successful in raising any additional capital.  There can be no assurance that we will be able to raise these funds on terms acceptable to us, if at all.

Page - 13

Operating Results for the Three Months Ended March 31, 2011 versus March 31, 2010

The operating results are compared for operations of BBSI since prior to the Share Exchange Agreement, the Company was a development stage company with no operations.

After the Share Exchange Agreement, BBSI became the primary operating company.

For the three months ended March 31, 2011, BBSI had sales of $277,111: Floor Art $239,411, General Contracting $35,000, and BDC $2,700.  There was a gross margin of $108,700 (39%): Floor Art $71,000, General Contracting $35,000 and BDC $2,700.  There were expenses of $211,845 and a net loss of $106,478.  Revenues and costs of revenues for the EZ System had not been recorded as of March 31, 2011, as the commercial projects were still in the planning stages and had not begun construction. There were no revenues or costs for Native American Housing for the three months ended March 31, 2011 as there were no units under construction during this period.

Results for the comparable three months ended March 31, 2010, were sales of $909,239: Floor Art $908,789 and BDC $450.  There was a gross margin of $169,839 (19%): Floor Art $169,389 and BDC $450.  There were expenses of $160,421 and a net income of $12,000.  Native American Housing activity did not begin until 3rd quarter of 2010.

Both Floor Art and BDC are focused in the homebuilding market.  Floor Art’s decrease in sales for the three months ended March 31, 2011 compared to the three months ended March 31, 2010, is due to the decline in the homebuilding market for this time period. Additionally, there was a temporary surge in sales for the three months ended March 31, 2010 due to the Federal tax credit plan for purchasers of new homes which was not in effect for the quarter ended March 31, 2011. The small increase in sales in BDC for the comparable periods is not indicative of an upward trend in BDC’s sales.  BDC sales are trending down as a result of the decline in the homebuilding market.  Until the homebuilding market improves, additional sales for Floor Art will come primarily from installing finishes for BBSI’s General Contracting projects and Native American Housing.

Floor Art’s margins increased from 19% in the three months ended March 31, 2010 to 30% in the three months ended March 31, 2011.  The declining homebuilding market resulted in an increased proportion of sales coming from custom buyers and installations for insurance claims which generate higher margins than flooring installations for homebuilders. Custom buyers and insurance installations sales as a percent of total sales were 40% versus 18%for the three months ended March 31, 2011 and March 31, 2010, respectively. There was no cost of revenues for General Contracting as the $35,000 in revenues for the three months ended March 31, 2011, was for management fees for assisting on the project planning for the North Dakota project due to start construction in May, 2011.

Expenses increased for the three months ended March 31, 2011 versus the three months ended March 31, 2010 from $160,421 to $211,842 due to increased professional fees.  Our general and administrative expenses consist of payroll and related payroll taxes, employer’s portion of employee health insurance costs, legal and accounting fees, bank charges, travel, meals and entertainment, office rent and maintenance, communication expenses (internet, fax, and telephone), courier, postage costs, office supplies.

Quarterly Developments

The Company expanded its product services to include General Contracting.  The first project for these services is the North Dakota project where the Company will provide general contracting services for residential as well as commercial construction for Annabelle Homes, LLC.  See Item 5.

Subsequent Developments

On April 15, 2011, the Company signed an agreement with Carpe DM, Inc. (“Carpe DM”) for services related to investor relations.  Terms of the agreement call for the Company to issue to Carpe DM 75,000 shares of rule 144 stock by April 22, 2011.  If both parties agree to an extension then 180,000 shares of rule 144 stock will be issued on June 22, 2011.  If the parties agree to an additional extension then 180,000 shares of rule 144 stock will be issued on October 22, 2011.  The company has reserved 435,000 shares of its authorized but unissued shares for this agreement.

On April 27, 2011, the Company entered into a convertible note and securities purchase agreement with Asher Enterprises, Inc. (“Asher”).  The Principal of the note is $50,000 with an annual interest rate of 8%.  The maturity date is January 30, 2012.   After 180 days from the note date, lender is entitled to convert the note principal and accrued interest into common stock of the Company at a discount based on the 10 day average close price prior to the conversion.  The benefit from the conversion at below market will be accounted at the time of the actual conversion. As of April 27, 2011, the Company has reserved 5,047,446 shares of its 150,000,000 authorized but unissued shares for this possible conversion.

Page - 14

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

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”), which provides guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. ASU 2009-13 requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price. ASU 2009-13 was effective for the first annual reporting period beginning on or after June 15, 2010 and could be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption was permitted provided that the revised guidance was retroactively applied to the beginning of the year of adoption. ASU 2009-13 was effective for the Company on January 1, 2011. The adoption of these amendments did not have any impact on the consolidated financial statements.

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

In December 2010, FASB issued Accounting Standards Update (ASU) No. 2010-29, Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations. If a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 also expands the supplementary pro forma disclosures. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. ASU 2010-29 will only affect the Company if there are future business combinations.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Page - 15

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.                      CONTROLS AND PROCEDURES

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

    We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting discussed below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

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

Changes In Internal Control and Financial Reporting

Our management, including our chief executive officer and chief financial officer, has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

The Company has added additional professional consultants to augment the financial and discloser reporting for the Company.  There has not yet been a full evaluation of the effect of this change on the reporting weaknesses identified at December 31, 2010.

PART II - OTHER INFORMATION

ITEM 1.                       LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.                    RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.                       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.            Quarterly Issuances:

    The Company entered into two convertible notes with Asher Enterprises, Inc. (“Asher”) on January 7, 2011 and February 24, 2011, respectively. The Principal of each note is $35,000 with an annual interest rate of 8%. The maturity dates are October 11, 2011 and November 28, 2011 respectively. After 180 days from the note date, Asher is entitled to convert the note principal and accrued interest into common stock of the Company at a market discount. As of March 31, 2011, the Company has reserved 2,149,473 shares of its 150,000,000 authorized but unissued shares for this possible conversion.

Page - 16

2.            Subsequent Issuances:

    On April 15, 2011, the Company signed an agreement with Carpe DM for services related to investor relations.  Terms of the agreement call for the Company to issue to Carpe DM 75,000 shares of rule 144 stock by April 22, 2011.  If both parties agree to an extension then 180,000 shares of rule 144 stock will be issued on June 22, 2011.  If the parties agree to an additional extension then 180,000 shares of rule 144 stock will be issued on October 22, 2011.  The company has reserved 435,000 shares of its authorized but unissued shares for this agreement.

    On April 27, 2011, the Company entered into a convertible note and securities purchase agreement with Asher Enterprises, Inc.  The Principal of the note is $50,000 with an annual interest rate of 8%.  The maturity date is January 30, 2012.   After 180 days from the note date, lender is entitled to convert the note principal and accrued interest into common stock of the Company at a market discount. As of April 27, 2011, the Company has reserved 5,047,446 shares of its 150,000,000 authorized but unissued shares for this possible conversion.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                      [REMOVED AND RESERVED]

ITEM 5.                      OTHER INFORMATION

On January 26, 2011, the Company issued a press release announcing that it was awarded a $1,500,000 contract with Tribal Building Solutions to build a Game and Fish Facility for the Jicarilla Apache Nation in Dulce, New Mexico.

On February 8, 2011, the Company issued a press release announcing that it was awarded a contract with Children’s Learning Adventure (“CLA”), to build a facility in Phoenix, Arizona.  On February 17, 2011, the Company announced that it was awarded two additional contracts with CLA for construction projects in the greater Houston, Texas area.

On March 28, 2011, the Company issued a press release announcing that it has signed a Letter of Understanding with Annabelle Homes to be the general contractor for a multi-year, multi-city residential and commercial project, including the construction of several hundred homes, in North Dakota and surrounding communities.

On April 29, 2011, the Company issued a press release announcing that Annabelle Homes, the joint venture partner of Bundled Builder Solutions, the Company’s wholly owned subsidiary, has received final approval from the Stanley City Council to allow the Company to begin construction on the Stanley City development project.

On May 5, 2011, the Company issued a press release announcing that Annabelle Homes has asked the Company to provide the construction of an additional twenty-five townhomes and an additional off-site development infrastructure as part of the Stanley City development project.  These additions bring the total estimated project value of the Stanley City development project up to $10 million.

Page - 17

ITEM 6.                        EXHIBITS

Exhibit No.	Description	Filing
3.01	Certificate of Incorporation	Filed with the SEC on December 22, 2009 as part of our Registration Statement on Form S-1.
3.02	Bylaws	Filed with the SEC on December 22, 2009 as part of our Registration Statement on Form S-1.
3.03	Form of Common Stock Certificate	Filed with the SEC on December 22, 2009 as part of our Registration Statement on Form S-1.
4.01	Form of Subscription Agreement	Filed with the SEC on February 9, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.01	Patent Transfer and Sale Agreement with Appelfeld Zer Fisher (AZF) law firm dated September 20, 2009	Filed with the SEC on December 22, 2009 as part of our Registration Statement on Form S-1.
10.02	Agreement between Mobius Ltd. and the Company dated May 1, 2010	Filed with the SEC on May 11, 2010 as part of our Quarterly Report on Form 10-Q.
10.03	Share Exchange Agreement between the Company and Bundled Builder Solutions Inc. dated August 2, 2010	Filed with the SEC on December 6, 2010 as part of our Current Report on Form 8-K.
10.04	Memorandum of Agreement between Bundled Builder Solutions Inc. and Tribal Building Solutions, LLC	Filed with the SEC on February 22, 2011 as part of our Amended Current Report on Form 8-K/A.
10.05	Subcontractor’s Contract Agreement between Floor Art, LLC and Maracay Construction, LLC dated March 1, 2006	Filed with the SEC on February 22, 2011 as part of our Amended Current Report on Form 8-K/A.
10.06	Master Agreement between Floor Art, LLC and Shea Homes Limited Partnership dated March 29, 2006	Filed with the SEC on February 22, 2011 as part of our Amended Current Report on Form 8-K/A.
10.07	Assignment and Assumption of Trade Contract Agreement and Consent between Floor Art, LLC and Flynn’s Floor Covering, Inc. dated April 18, 2008	Filed with the SEC on February 22, 2011 as part of our Amended Current Report on Form 8-K/A.
10.08	Trade Contract Agreement between Flynn’s Floor Covering Inc. and Mark Hancock Development Corporation dated November 29, 2007 regarding Harmony Subdivision	Filed with the SEC on February 22, 2011 as part of our Amended Current Report on Form 8-K/A.
10.09	Trade Contract Agreement between Flynn’s Floor Covering Inc. and Mark Hancock Development Corporation dated November 29, 2007 regarding Ledges Subdivision	Filed with the SEC on February 22, 2011 as part of our Amended Current Report on Form 8-K/A.
10.10	Trade Contract Agreement between Flynn’s Floor Covering Inc. and Mark Hancock Development Corporation dated November 29, 2007 regarding Vistancia Subdivision	Filed with the SEC on February 22, 2011 as part of our Amended Current Report on Form 8-K/A.
10.11	Trade Contract Agreement between Flynn’s Floor Covering Inc. and Mark Hancock Development Corporation dated November 29, 2007 regarding Serenity Subdivision	Filed with the SEC on February 22, 2011 as part of our Amended Current Report on Form 8-K/A.
10.12	Master Subcontract Agreement between Floor Art, LLC and Meritage Homes Construction, Inc. dated March 26, 2010	Filed with the SEC on February 22, 2011 as part of our Amended Current Report on Form 8-K/A.
10.13	Promissory Note between Dynamic Ventures Corp. and Asher Enterprises, Inc. dated January 7, 2011	Filed with the SEC on April 5, 2011 as part of our Annual Report on Form 10-K.
10.14	Promissory Note between Dynamic Ventures Corp. and Asher Enterprises, Inc. dated February 24, 2011	Filed with the SEC on April 5, 2011 as part of our Annual Report on Form 10-K.
10.15	Investor Relations Agreement between Dynamic Ventures Corp. and Carpe DM, Inc. dated April 15, 2011	Filed herewith.
10.16	Convertible Promissory Note to Asher Enterprises, Inc. dated April 27, 2011	Filed herewith.
10.17	Securities Purchase Agreement between Dynamic Ventures Corp. and Asher Enterprises, Inc. dated April 27, 2011	Filed herewith.
16.01	Letter from Former Accountant Alan Weinberg, CPA dated November 17, 2010	Filed with the SEC on November 17, 2010 as part our Amended Current Report on Form 8-K/A.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

Page - 18

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNAMIC VENTURES CORP.

Dated: May 12, 2011	/s/ Paul Kalkbrenner
By: Paul Kalkbrenner Its: President and Director (Principal Executive Officer)

Dated: May 12, 2011	/s/ Mark Summers
By: Mark Summers Its: Chief Financial Officer (Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: May 12, 2011	/s/ Paul Kalkbrenner
By: Paul Kalkbrenner Its: Director

Dated: May 12, 2011	/s/ David C. Brown
By: David C. Brown Its: Director

Dated: May 12, 2011	/s/ Al Cain
By: Al Cain
Its: Director

Page - 19