Form 10-Q
period 2011-06-30
DYNAMIC VENTURES CORP.
filed 2011-08-12
CIK 1454384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
[Missing Graphic Reference]
 FORM 10-Q
[Missing Graphic Reference]

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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
Zouvas Law Group P.C
2368 Second Avenue
San Diego, CA 92101
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
 ☐ Yes     ☒ No

As of June 30, 2011, there were 50,075, 000 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

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

Page - 2

PART I - FINANCIAL INFORMATION

ITEM 1.                      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INDEX	Page
Unaudited Condensed Consolidated Balance Sheet as of June 30, 2011 and Audited Condensed Balance Sheet as of December 31, 2010	F-1
Unaudited Condensed Consolidated Statement of Operations for the Three Months Ended June 30, 2011 and 2010 and the Six Months Ended June 30, 2011 and 2010	F-2
Unaudited Condensed Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2011 and 2010	F-3
Unaudited Condensed Consolidated Statement of Changes in Equity for the Six Months Ended June 30, 2011 and the Year Ended December 31, 2010	F-4
Notes to Condensed Consolidated Financial	F-5

Page - 3

DYNAMIC VENTURES CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

		June 30,	December 31,
		2011	2010
		unaudited	audited
	ASSETS
Current Assets:
Cash and cash equivalents		$352,848	$155,513
Accounts receivable, net		404,999	165,436
Inventory		3,366	8,258
Contracts in process		15,255	15,393
Prepaid job costs		220,715	164,835
Prepaid and other current assets		3,572	10,475
Total current assets		1,000,755	519,910
Property and Equipment, net		24,980
Total Assets		$1,025,735	$519,910

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable		$483,093	$110,790
Deferred income		-	5,400
Royalty payable – contracts		428	29,609
Customer deposits		362,504	14,093
Accrued liabilities		16,460	4,451
Convertible debt		120,000	-
Note payable – related party		303,442	303,442

Total current liabilities		1,285,927	467,785

Commitments and contingencies		-	-

Note payable		100,000	100,000
Total Liabilities		1,385,927	567,785

Equity ( Deficit ):

Common stock, 0.0001 par value, 200,000,000 shares authorized, 50,075,000 and 50,000,000 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively		5,008	5,000
Additional paid-in capital		124,520	120,027
Accumulated deficit		(489,720)	(172,902)
Total ( deficit )		(360,192)	(47,875)
Total Liabilities and Equity (Deficit )		$1,025,735	$519,910

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

DYNAMIC VENTURES CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

REVENUE:
Contract revenue	$ 1,039,990	$ 788,623	$ 1,317,101	$ 1,697,862
Total revenue	1,039,990	788,623	1,317,101	1,697,862

COST OF REVENUE:
Cost of contract revenue	961,639	560,090	1,130,051	1,299,491
Total cost of revenue	961,639	560,090	1,130,051	1,299,491

GROSS MARGIN	78,351	228,533	187,050	398,371

OPERATING COSTS:
General and administrative	278,663	178,258	490,505	325,029
Depreciation and amortization	-	-	-	13,686
Total operating expenses	278,663	178,258	490,505	338,715

INCOME (LOSS) FROM OPERATIONS	(200,312)	50,275	(303,455)	59,656

OTHER INCOME (EXPENSE)	(10,028)	(1,844)	(13,363)	738

INCOME (LOSS) BEFORE TAXES	(210,340)	48,431	(316,818)	60,394
Income tax expense	-	-	-	-

NET INCOME (LOSS)	$ (210,340)	$ 48,431	$ (316,818)	$ 60,394

NET INCOME (LOSS) PER COMMON SHARE FROM
OPERATIONS:
Basic & Diluted	$ (0.00)	$ 0.00	$ (0.01)	$ 0.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic & Diluted	50,029,670	22,500,000	50,014,917	22,500,000

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.
F-2

DYNAMIC VENTURES CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
( unaudited )
	For the Six Months Ended
	June 30,
	2011	2010

CASH FLOWS FROM ACTIVITIES:
Net income (loss)	$(316,818)	$60,394
Adjustments to reconcile net income (loss) to net cash Provided by (used in) operating activities:
Depreciation and amortization	-	13,686
Stock issued for services	4,501	-
Changes in operating assets and liabilities:
Accounts receivable	(239,563)	(120,899)
Prepaid expenses and other assets	6,903	13,301
Inventory	4,892	(14,695)
Prepaid job costs	(55,880)	-
Accounts payable	372,303	69,954
Accrued liabilities	12,009	(5,040)
Deferred income	(5,400)	56,665
Contracts in process	138	(66,410)
Customer deposits	348,411	5,959
Royalty payable contracts	(29,181)	(40,816)

Net cash provided by (used in) operating activities	102,315	(27,901)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(24,980)	-
Cash distribution	-	(150,000)
Net cash used in investing activities	(24,980)	(150,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debt	120,000	-
Advance (repayment) to (from) related party		50,000
Net cash provided by financing activities	120,000	50,000
Net increase (decrease) in cash and cash equivalents	197,335	(127,901)

CASH AND CASH EQUIVALENTS, beginning of period	155,513	280,649
CASH AND CASH EQUIVALENTS, end of period	$352,848	$152,748

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Contributed inventory for equity	-	$120,289
Note payable to shareholder for deemed distribution	-	$303,297
Recapitalization	-	$22,500
Stock issued for services	$4,501	-

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

DYNAMIC VENTURES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For The Six Months Ended June 30, 2011 and The Year Ended December 31, 2010
( unaudited )

	Common Stock
	Shares	Value	Contributed Capital	Retained Earnings	Total

MEMBERS' EQUITY BALANCE as of
December 31, 2009 (combined)	-	$-	$1,744,201	$(1,188,001)	$556,200
Recapitalization, including stock dividend	22,500,000	2,250	-	(2,250)	-
Reorganization	-	-	(1,176,001)	1,176,001	-
Deemed distribution	-	-	(448,173)	-	(448,173)
Shares issued for Stock Exchange	27,500,000	2,750	-	(1,750)	1,000

Net income before reorganization	-	-	-	12,000	-
Net (loss) after reorganization	-	-	-	(168,902)	-
Total net (loss)	-	-	-	(156,902)	(156,902)

STOCKHOLDERS' EQUITY BALANCE as of
December 31, 2010 (consolidated)	50,000,000	5,000	120,027	(172,902)	(47,875)

Shares issued for services	75,000	8	4,493	-	4,501

Net loss for the six months ended
June 30, 2011 (unaudited )	-	-	-	(316,818)	(316,818)

STOCKHOLDERS' EQUITY BALANCE as of
June 30, 2011 (consolidated) ( unaudited )	50,075,000	$5,008	$124,520	$(489,720)	$(360,192)

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

DYNAMIC VENTURES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Additionally, Bundled Builder also provides construction management services and general contracting for residential and commercial construction for land owners throughout the United States and Native American communities.

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

Basis of Presentation – While legally the Company acquired BBSI, for financial presentation purposes this is considered a “reverse acquisition” where BBSI is considered the acquirer. Therefore the accompanying interim, unaudited consolidated financial statements include the activity for BBSI on a consolidated basis.  Operations of the Company are included from August 2, 2010 and forward, as a result of its acquisition for financial reporting purposes.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and consequently do not include all disclosures normally required by U.S. generally accepted accounting principles.   However, in the opinion of management, the accompanying unaudited interim condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2011 and December 31, 2010, and the results of their operations for the three month and six month periods ended June 30, 2011 and June 30, 2010 and their cash flows for the six month periods ended June 30, 2011, and June 30, 2010, respectively.  These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2011.  Certain information and note disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Use of Estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from these estimates.

Principles of Combination – The interim consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents - The Company considers all highly-liquid investments purchased with an original maturity of three months or less on the purchase date to be cash equivalents.  Deposits at each institution are insured in limited amounts by the Federal Deposit Insurance Corporation (FDIC). At times, cash and cash equivalents may exceed amounts insured by the FDIC

Valuation of Accounts Receivable – The Company accrues for revenue based on the completion of work.  Billings are due within 30 days.  Accounts receivable are reviewed to determine which are doubtful of collection.  In making the determination of the appropriate allowance for doubtful accounts, the Company considers specific accounts, analysis of accounts receivable agings, changes in customer payment terms, historical write-offs, changes in customer demand and relationships, concentrations of credit risk and customer credit worthiness.  The allowance for doubtful accounts totaled $35,000 at June 30, 2011 and December 31, 2010.

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

Inventory – Inventory consists of carpet and carpet pad which are valued at the lower of cost or market.  There was no allowance for inventory obsolescence at June 30, 2011 and December 31, 2010.

Long-Lived Assets – The Company evaluates potential impairment of long-lived assets, in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires the Company to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. The Company believes that long-lived assets in the accompanying balance sheet are appropriately valued at June 30, 2011 and December 31, 2010, and no impairment has been recorded.

Revenue Recognition – The Company derives revenue from BBSI and its subsidiaries for their product lines.

The Company recognizes revenue for Floor Art in accordance with ASU 605-35-50, Accounting for Performance of Construction-Type and Certain Product-Type Contracts.  Under this rule, the Company can perform work under a fixed-price contract or a time-and-materials contract.  As these jobs are short in nature, revenue is recognized at the completion of the project.  For contracts in progress but not completed, costs incurred are accumulated until completion of the contract.  These costs consist of labor and materials which was $15,255 at June 30, 2011 and $15,393 and December 31, 2010, respectively.

BDC is providing a software resource for builders and designers to use in the design center selection process.  To access the software, there is a fee billed at the beginning of the contract period which extends, generally, a period of six months. As the billing and collection of fees are collected up front, the Company has deferred revenue for the portion of revenue received, but not earned.  The deferred revenue is recognized on a straight-line basis over the term of the agreement.   At June 30, 2011 and December 31, 2010 deferred revenues amounted to $NIL and $5,400 respectively.

The Company recognizes revenue for BBSI construction management projects in Native American communities, for EZ Systems’ commercial projects, and for general contracting in accordance with ASU 605-35-50, Accounting for Performance of Construction-Type and Certain Product-Type Contracts.  Under this rule, the Company can perform work under a fixed-price contract or a time-and-materials contract.  As these jobs are longer in nature, revenue is recognized as a percentage of completion based on the percentage of costs paid on the total cost of the project.  For contracts in progress but not completed, costs incurred are charged to costs of contract revenues at the same time the revenues are recognized.  For the six months ended June 30, 2011, the company had recorded revenues of $945,747 and costs of contract revenues of $872,149 for general contracting.  There was no construction in progress for Native American communities or EZ Systems at June 30, 2011.   As of December 31, 2010, the Company had recorded revenues of $941,996 and costs of contract revenues of $896,546 for the Native American communities.  There was no construction in progress for general contracting or EZ Systems at December 31, 2010.

Income (Loss) per Common Share - Basic income (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.  The 22,500,000 (adjusted for the 5:1 stock split) shares issued for the August 2, 2010 stock exchange described in paragraph 1 are considered outstanding for the entire 3 month and six month periods ending June 30, 2011 and 2010.  Dynamic Ventures Corp. shares issued prior to the stock exchange agreement totaling 27,500,000 (adjusted for the 5:1 stock split) are considered outstanding from August 2, 2010, the effective date of the stock exchange agreement.  Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the periods ended June 30, 2011 or December 31, 2010.

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

The Financial Accounting Standards Board issued new guidance on accounting for uncertainty in income taxes, effective for the year ended December 31, 2009.  Management evaluated the Company’s tax positions and concluded that the Company had taken no uncertain tax positions that require adjustment to the condensed consolidated financial statements to comply with the provisions of this guidance.  The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense.  As of June 30, 2011,and December 31, 2010 the Company made no provision for interest or penalties related to uncertain tax positions.

Loans from Related Parties - Directors and Stockholders - As of June 30, 2011 and December 31, 2010, loans from related parties amounted to $303,442 and represented working capital advances from principal officers and directors who are also stockholders of the Company.  The loans are unsecured, non-interest bearing, and due on demand.

2.  COMMON STOCK AND EQUITY

On April 15, 2011, the Company signed an agreement with Carpe DM, Inc. (“Carpe DM”) for services related to investor relations.  Terms of the agreement call for the Company to issue to Carpe DM 75,000 shares of rule 144 stock by April 22, 2011.  If both parties agree to an extension then 180,000 common shares of rule 144 stock will be issued on June 22, 2011.  If the parties agree to an additional extension then 180,000 common shares of rule 144 stock will be issued on October 22, 2011.  The company reserved 435,000 shares of its authorized but unissued shares for this agreement.   The 75,000 shares were issued on May 25, 2011 per agreement between both parties.  Market value at the time of issuance was $.06 per share.  The June 22, 2011 extension for the additional 180,000 shares was not exercised, and the reservation of 435,000 shares has been cancelled.

A new agreement with Carpe DM, Inc. was signed on July 14, 2011. See Note 10 below. Under the new agreement, 90,000 common shares of the authorized but unissued shares are reserved for future issuance.

3.  RELATED PARTY TRANSACTIONS

As a result of BBSI’s buyout of Floor Art and BDC, there was a net deemed distribution to the majority owner of $448,173.  The transaction resulted in a note due to the majority owner of $303,442 for working capital advances. The balance due the majority owner as of June 30, 2011 and December31, 2010 is $303,442.  This amount is unsecured, non-interest bearing, and due upon demand.

In August of 2010, the Company hired JENAL Consulting, Inc. (“JENAL”) to provide the Company with marketing of the SIPS panel construction system.  The owner of JENAL is the wife of Al Cain, a stockholder. For the three month and six month periods ended June 30, 2011 the Company paid JENAL $55,496 and $83,496, respectively, for such services.

4. COMMITMENTS AND CONTINGENCIES

The Company has an office space lease with a non-affiliated entity.  The lease is month-to-month and can be cancelled at anytime.  The total rent expense under this agreement was $13,000 and $35,000 for the three months and six months ended June 30, 2011, respectively.  The total rent expense under this agreement was $11,000 and $15,500 for the three months and six months ended June 30, 2010, respectively.

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

5.  NOTES PAYABLE

The Company entered into notes payable for working capital with a bank on August 27, 2010 for $50,000; October 29, 2010 for $25,000 and November 17, 2010 for $25,000.   Terms of the notes call for repayment by August 27, 2012, with interest accrued at 18% per year.  Interest expense for the three months ended June 30, 2011  was $4,500.   Interest expense for the six months ended June 30, 2011 was $9,000.   Principal due in 2011 is $nil and Principal due in 2012 is $100,000.

Convertible Debt: The Company has entered into three convertible notes with an independent third party on January 7, 2011, principal of $35,000, February 24, 2011, principal of $35,000, and April 27, 2011, and principal of $50,000.  Each note has an annual interest rate of 8%.  Maturity dates are October 11, 2011, November 28, 2011, and January 30, 2012, respectively.  Interest expense for the six months ended June 30, 2011 was $3,010.  Interest expense for the three months ended June 30, 2011, is also $3,010 as interest of $912 relating to first quarter 2011 was booked in the second quarter of 2011.  After 180 days from the note date, the lender is entitled to convert the principal and accrued interest into common stock of the Company at a discount based on the 10 day average close price prior to the conversion.  The benefit from the conversion at below market will be accounted for at the time of the actual conversion.  Per the agreements, as of June 30, 2011, the Company has reserved 7,196,928 shares of its 149,925,000 authorized but unissued shares for this possible conversion. On July 6, 2011, the Company paid the note dated January 7, 2011 in full.  No conversion of shares was exercised by the lender. Per the agreement, the reservation of 960,217 shares which had been required to be reserved for the January 7, 2011 note was cancelled. See Note 10 below.

Page - 10

6. LIQUIDITY

For the six months ended June 30, 2011, the Company incurred a net loss of $316,818, generated $197,335 cash flow as a result of cash generated by operating activities of $102,315, cash used in investing activities of $24,980, and cash provided by financing activities of $120,000, and has an accumulated deficit of $360,192. Cash on hand at June 30, 2011 was $352,848.

Cash and borrowings from inception to date have been sufficient to provide the operating capital necessary to operate.  The Company has historically financed operations primarily by cash flows generated through operations and cash infusions from officers and outside investors in exchange for debt and/or common stock.  Although the Company must ultimately re-achieve profitable operations and periodically adjust its business plan based on cash on hand during the coming year, the Company projects cash from existing projects in process along with cash infused through debt will provide adequate funding throughout 2011. There is no assurance the Company will achieve profitable operations.

7.  PRODUCT LINE REPORTING

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
		Three Months Ended June 30, 2011
	Floor Art	Native American Housing	General Contracting	BDC	Unallocated	Consolidated

Revenues	$ 116,543	$ -	$ 910,747	$ 12,700	$ -	$ 1,039,990
Cost of revenues	89,491	-	872,148	-	-	961,639
Gross margin	27,052	-	38,599	12,700	-	78,351
Operating costs	-	-	-	-	278,663	278,663
Income (loss) from operations	27,052	-	38,599	12,700	(278,663)	(200,312)
Other income (expense)	-	-	-	-	(10,028)	(10,028)
Income (loss) before taxes	$ 27,052	$ -	$ 38,599	$ 12,700	$ (288,691)	$ (210,340)

		Six Months Ended June 30, 2011
	Floor Art	Native American Housing	General Contracting	BDC	Unallocated	Consolidated

Revenues	$ 355,954	$ -	$ 945,747	$ 15,400	$ -	$ 1,317,101
Cost of revenues	257,902	-	872,149	-	-	1,130,051
Gross margin	98,052	-	73,598	15,400	-	187,050
Operating costs	-	-	-	-	490,505	490,505
Income (loss) from operations	98,052	-	73,598	15,400	(490,505)	(303,455)
Other income (expense)	-	-	-	-	(13,363)	(13,363)
Income (loss) before taxes	$ 98,052	$ -	$ 73,598	$ 15,400	$ (503,868)	$ (316,818)

The Company has yet to allocate its assets to each respective product line, therefore, the Company is currently unable to provide asset information with respect to each of its product lines.

8.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income” (Topic 220), Presentation of Comprehensive Income to increase the prominence of items reported in other comprehensive income and to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.

Page - 11

The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Management believes that the adoption of these amendments will not have any impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to clarify previously issued amendments to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis.  This standard, for which the Company is currently assessing the impact is effective during interim and annual periods beginning after December 15, 2011.  The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the condensed consolidated financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

9. CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

The Company’s customers are U.S. customers, for which the Company performs ongoing credit evaluations but generally does not require collateral to support receivables.  General Contracting has one customer which began operations in March of 2011.  Accounts receivable for this customer was $367,830 at June 30, 2011. The Company has received a deposit from this customer of $350,000.  Floor Art has four major customers which accounted for 78% of Floor Art’s revenues for the year ended December 31, 2010, and 60% of Floor Art’s revenue for the six months ended June 30, 2011. Accounts receivable for Floor Art’s four major customers was $14,739 and $163,769 at June 30, 2011 and December 31, 2010, respectively. Native American housing has only one customer whose accounts receivable was $NIL and $1,450 at June 30, 2011 and December 31, 2010, respectively.  EZ Systems has one customer, which has not begun production yet.  Although the Company has a limited number of customers, operations were expanded in 2011 to add General Contracting and in 2010 to add the Native American housing and EZ Systems.

We are subject to concentrations of credit risk from our cash and cash equivalents.  Our cash in bank deposit accounts from time to time may exceed federally insured limits.

10.  SUBSEQUENT EVENTS

On July 6, 2011, the Company paid in full the note dated January 7, 2011 described in Note 5.  No conversion of shares was exercised by the lender. The reservation of 960,207 shares which had been required to be reserved for this note was cancelled.

On July 14, 2011, the Company signed an agreement with Carpe DM, Inc. for services related to investor relations. The terms call for the Company to issue 90,000 shares of rule 144 stock to Carpe DM, Inc. by July 22, 2011.  The issuance of the shares is in process.

The Company signed a subcontract agreement totaling $570,970 with Morcon Construction Company, Inc. on July 13, 2011, to provide and install SIPS panels for the Children’s Learning Adventure building in Pearland, TX.

On August 2, 2011, the Company signed a non-binding Secured Debenture Facility Agreement with Trafalgar Capital Advisors (“Trafalgar”), whereby Trafalgar agrees to purchase a secured debenture in the amount of $1,000,000 from the Company for a period of 12 months at 12% per annum in accordance with terms and conditions to be set forth in a definitive agreement.  There is no timeframe mentioned in the term sheet as to when the definitive agreement will be executed.

On August 3, 2011, the Company signed term sheet with Roswell Capital Partners (“Roswell”), whereby Roswell agrees to purchase up to 7.5 million dollars of the Company’s common stock in accordance with terms and conditions to be set forth in a definitive agreement.  There is no timeframe mentioned in the term sheet as to when the definitive agreement will be executed.

Page - 12

ITEM 2.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ANDRESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Liquidity and Capital Resources

Our balance sheet as of June 30, 2011, reflects cash in the amount of $352,848.  Cash and borrowings from inception to date have been sufficient to provide necessary operating capital to date.  The net loss for the three months and six months ended June 30, 2011 amounted to $210,340 and $316,818, respectively.   As of June 30, 2011 our accumulated deficit was $360,192.

Cash increased for the six months ended June 30, 2011, by $197,335 as a result of cash provided by operating activities of $102,315, cash used in investing activities of $24,980, and cash provided by financing activities of $120,000 from proceeds of the convertible notes (See Note 5 above).  The net loss for the six months ended June 30, 2011 of $316,818 was covered by activity on the North Dakota project (See Item 5 below) which generated an increase in customers’ deposits and an increase in accounts payable in excess of the increase in accounts receivable.

Cash decreased for the six months ended June 30, 2010 by $127,901 as a result of cash used by operating activities of $27,901, cash used in investing activities of $150,000, and cash provided by financing activities of $50,000.  The 2010 net income of $60,394 was offset by increases in accounts receivable and contracts in process due to increase in sales discussed below.

We expect to require a total of approximately $1,500,000 to fully carry out our business plan over the next twelve months beginning July 2011 as set out in this table:

Description	Estimated Expense
Marketing our services	$100,000
Payment of notes payable, accounts payable, and accrued liabilities	$500,000
General and administrative expenses	$700,000
Professional fees	$150,000
Investor relations expenses	$50,000
Total	$1,500,000

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

We have historically financed our operations primarily by cash flows generated through operations and cash infusions from officers and outside investors in exchange for debt and/or common stock. In January, February, and April of 2011 we obtained a total of $120,000 in debt financing (See Note 5 above). We currently have two financing commitments in process.  See Note 10 above. There is no guarantee that we will be successful in raising any additional capital.  There can be no assurance that we will be able to raise these funds on terms acceptable to us, if at all.

Operating Results for the Six Months Ended June 30, 2011 versus June 30, 2010

The operating results are compared for operations of BBSI since prior to the Share Exchange Agreement, the Company was a development stage company with no operations.

After the Share Exchange Agreement, BBSI became the primary operating company.

For the six months ended June 30, 2011, BBSI had sales of $1,317,101 as follows: Floor Art $355,954, General Contracting $945,747, and BDC $15,400.  There was a gross margin of $187,505 (14.2%) as follows: Floor Art $98,052 (27.5%), General Contracting $73,598 (7.8%) and BDC $15,400 (100%).  There were expenses of $503,868 and a net loss of $316,818.  Revenues and costs of revenues for the EZ System had not been recorded as of June 30, 2011, as the commercial projects were still in the planning stages and had not begun construction. There were no revenues or costs for Native American Housing for the six months ended June 30, 2011 as there were no units under construction during this period.

Page - 13

Results for the comparable six months ended June 30, 2010, were sales of $1,697,862 as follows: Floor Art $1,691,862 and BDC $6,000.  There was a gross margin of $398,371 (23.4%) as follows: Floor Art $392,371 (23%) and BDC $6,000 (100%).  There were expenses of $338,715 and a net income of $ 60,394.  General Contracting and Native American Housing activity had not yet begun in the second quarter of 2010.

Activity began in March of 2011 on the North Dakota project, which generated the sales in General Contracting. Both Floor Art and BDC are focused in the homebuilding market.  Floor Art’s decrease in sales for the six months ended June 30, 2011 compared to the six months ended June 30, 2010, is due to the decline in the homebuilding market for this time period. Additionally, there was a temporary surge in sales for the six months ended June 30, 2010 due to the Federal tax credit plan for purchasers of new homes which was not in effect for the six months ended June 30, 2011. The small increase in sales in BDC for the comparable periods is not indicative of an upward trend in BDC’s sales.  BDC sales are trending down as a result of the decline in the homebuilding market.  Until the homebuilding market improves, additional sales for Floor Art will come primarily from installing finishes for BBSI’s General Contracting projects and Native American Housing.

Floor Art’s margins increased from 23% in the six months ended June 30, 2010 to 27.5% in the six months ended June 30, 2011.Revenues attributable to insurance company projects and custom projects which generate higher margins increased while revenues from homebuilder clients which generate lower margins decreased..  The gross profit for General Contracting comes from the cost plus contract for the North Dakota project.

Expenses increased for the six months ended June 30, 2011 versus the six months ended June 30, 2010 to $503,868 from $338,715 due to increased payroll costs for the start up of the North Dakota project and increased sales and marketing expenses.  Our general and administrative expenses consist of payroll and related payroll taxes, employer’s portion of employee health insurance costs, legal and accounting fees, bank charges, travel, meals and entertainment, office rent and maintenance, communication expenses (internet, fax, and telephone), courier, postage costs, office supplies.

Related Party Transactions

In August of 2010, the Company hired JENAL Consulting, Inc. (“JENAL”) to provide the Company with marketing of the SIPS panel construction system.  The owner of JENAL is the wife of Al Cain, a stockholder. For the three month and six month periods ended June 30, 2011 the Company paid JENAL $55,496 and $83,496, respectively, for such services.

Quarterly Developments

The North Dakota general contracting project for Annabelle Homes, LLC began construction activities in May of 2011. The project has expanded from contracting services for residential and commercial construction in the city of Stanley, ND to include similar projects in Kenmare, ND, Tioga, ND, and Plaza, ND for Annabelle Homes, LLC.  This contract was filed in form 8-K as Exhibit 10.1 with the Security Exchange Commission on June 1, 2011.  The filing can be viewed at WWW.SEC.gov.

On May 17, 2011 Al Cain resigned from the Board of Directors to pursue other opportunities on behalf of the Company. Mr. Cain’s additional time and efforts will be to focus on expanding and developing our Green Solutions business.

The Company engaged Mayer Hoffman McCann P.C. as our new auditors effective June 7, 2011.  This change is noted in Form 8-K as Exhibit 16.1 filed with the Security Exchange Commission on June 8, 2011.  The filing can be viewed at WWW.SEC.gov

Subsequent Developments

On July 6, 2011, the Company paid in full the note dated January 7, 2011 described in Note 5.  No conversion of shares was exercised by the lender. Per the agreement the reservation of 960,217 shares which had been required to be reserved for this note was cancelled.

On July 14, 2011, the Company signed an agreement with Carpe DM, Inc. for services related to investor relations. The terms call for the Company to issue 90,000 shares of rule 144 stock to Carpe DM, Inc. by July 13, 2011.  The issuance of the shares is in process.  Filed herewith as Exhibit 10.2.

The Company signed a subcontract agreement totaling $570,970 with Morcon Construction Company, Inc. on July 13, 2011, to provide and install SIPS panels for the Children’s Learning Adventure building in Pearland, TX. Filed herewith as Exhibit 10.3.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Page - 14

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

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our consolidated financial statements included in our Form 10-K for the year ended December 31, 2010. In general, management's estimates are based on historical experience, information from third party professionals, and various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management

Recently Issued Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income” (Topic 220), Presentation of Comprehensive Income to increase the prominence of items reported in other comprehensive income and to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.
The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Management believes that the adoption of these amendments will not have any impact on the consolidated financial statements.

In May 2011, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to clarify previously issued amendments to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis.  This standard, for which the Company is currently assessing the impact, is effective during interim and annual periods beginning after December 15, 2011.  The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

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

    We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting discussed below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Page - 15

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

The Company has added additional professional consultants to augment the financial and discloser reporting for the Company.  There has not yet been a full evaluation of the effect of this change on the reporting weaknesses identified in the annual report on December 31, 2010.

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

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.            Quarterly Issuances:

The Company entered into a convertible note with Asher Enterprises, Inc. (“Asher”) on April 27, 2011. The Principal of the note is $50,000 with an annual interest rate of 8%. The maturity date is January 30, 2012. After 180 days from the note date, Asher is entitled to convert the note principal and accrued interest into common stock of the Company at a market discount. As of June 30, 2011, the Company has reserved 5,047,466 common shares of its 149,925,000 authorized but unissued common shares for this possible conversion.

On April 15, 2011, the Company signed an agreement with Carpe DM, Inc. (“Carpe DM”) for services related to investor relations.  Terms of the agreement call for the Company to issue to Carpe DM 75,000 common shares of rule 144 stock by April 22, 2011.  If both parties agree to an extension then 180,000 common shares of rule 144 stock will be issued on June 22, 2011.  If the parties agree to an additional extension then 180,000 common shares of rule 144 stock will be issued on October 22, 2011.  The company reserved 435,000 common shares of its authorized but unissued shares for this agreement.   The 75,000 common shares were issued on May 25, 2011 per agreement between both parties.  Market value at the time of issuance was $.06 per share.  The June 22, 2011 extension for the additional 180,000 common shares was not exercised, and the reservation of 435,000 common shares has been cancelled.

2.	Subsequent Issuances:

On July 6, 2011, the Company paid in full the note dated January 7, 2011 described in Note 5 to the condensed consolidated financial statements.  No conversion of shares was exercised by the lender. Per the agreement the reservation of 960,217 common shares which had been required to be reserved for this note was cancelled.

Page - 16

On July 14, 2011, the Company signed an agreement with Carpe DM, Inc. for services related to investor relations. The terms call for the Company to issue 90,000 common shares of rule 144 stock to Carpe DM, Inc. by July 22, 2011.  The issuance of the shares is in process.

On August 2, 2011, the Company signed a non-binding Secured Debenture Facility Agreement with Trafalgar Capital Advisors (“Trafalgar”), whereby Trafalgar agrees to purchase a secured debenture in the amount of $1,000,000 from the Company for a period of 12 months at 12% per annum in accordance with terms and conditions to be set forth in a definitive agreement.  There is no timeframe mentioned in the term sheet as to when the definitive agreement will be executed.

On August 3, 2011, the Company signed term sheet with Roswell Capital Partners (“Roswell”), whereby Roswell agrees to purchase up to 7.5 million dollars of the Company’s common stock in accordance with terms and conditions to be set forth in a definitive agreement.  There is no timeframe mentioned in the term sheet as to when the definitive agreement will be executed.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                      [REMOVED AND RESERVED]

ITEM 5.                      OTHER INFORMATION

On May 17, 2011 Al Cain resigned from the Board of Directors to pursue other opportunities on behalf of the Company. Mr. Cain’s additional time and efforts will be to focus on expanding and developing our Green Solutions business.

On June 3, 2011 Dynamic Ventures through its wholly owned subsidiary Bundled Builder Solutions, Inc., signed a development contract with Annabelle Homes.  The development contract is projected to generate approximately $10 million in revenues for the year.  The company will be focusing its development and building in the North West quadrant of North Dakota, as the state experiences a boom for natural resources of pot ash mining and drilling operations.

On June 16, 2011 Dynamic Ventures through its wholly owned subsidiary Bundled Builder Solutions, Inc., was selected by Annabelle Homes to build a new community project in North Dakota.  The project will include 100 single family homes, 54 townhomes and 100 condos, 3 commercial buildings, a gas station and a car wash.  The estimated revenues from this project could be $15-17 million dollars over the next several years

On June 17, 2011 Dynamic Ventures through its wholly owned subsidiary Bundled Builder Solutions, Inc., entered into a subcontract with Morcon Construction Co. Inc. to aid in the construction of Children’s Learning Adventure in Pearland, Texas.

On June 23, 2011 Dynamic Ventures through its wholly owned subsidiary Bundled Builder Solutions, Inc., entered into its third project with Annabelle Homes in Kenmare, North Dakota.  The project will include 82 single family homes, 32 townhomes, 3 commercial buildings, one of which will be a bank and an American Legion baseball field.  The project is estimated to generate $ 12 million in revenues over the next several years.

Page - 17

ITEM 6.                        EXHIBITS

Exhibit No.	Description	Filing
3.01	Certificate of Incorporation	Filed with the SEC on December 22, 2009 as part of our Registration Statement on Form S-1.
3.02	Bylaws	Filed with the SEC on December 22, 2009 as part of our Registration Statement on Form S-1.
10.2	Investor relations agreement with Carpe DM	Filed herewith
10.3	Subcontractor agreement with Morcon Construction Company	Filed herewith
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

Page - 18

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNAMIC VENTURES CORP.

Dated: August 11, 2011	/s/ Paul Kalkbrenner
By: Paul Kalkbrenner Its: President and Director (Principal Executive Officer)

Dated: August 11, 2011	/s/ Mark Summers
By: Mark Summers Its: Chief Financial Officer (Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: August 11, 2011	/s/ Paul Kalkbrenner
By: Paul Kalkbrenner Its: Director

Dated: August 11, 2011	/s/ David C. Brown
By: David C. Brown Its: Director

Page - 19