Form 10-Q/A
period 2011-06-30
DYNAMIC VENTURES CORP.
filed 2011-08-17
CIK 1454384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
[Missing Graphic Reference]
 FORM 10-Q/A
Amendment No. 1
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
☒Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes    ☐ No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

Page - 1

DYNAMIC VENTURES CORP.

FORM 10-Q/A
Amendment No. 1

EXPLANATORY NOTE

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 (the “10-Q”), is to furnish the Interactive Data File exhibits required by Item 601(b)(101) of Regulation S-K. No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

ITEM 6.                        EXHIBITS

Exhibit No.	Description	Filing
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.Ins	Instance Document
101.Def	XBRL Taxonomy Extension Definition Linkbase Document
101.Sch	XBRL Taxonomy Extension Schema Document
101.Cal	XBRL Taxonomy Extension Calculation Linkbase Document
101.Lab	XBRL Taxonomy Extension Label Linkbase Document
101.Pre	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNAMIC VENTURES CORP.

Dated: August 17, 2011	/s/ Paul Kalkbrenner
By: Paul Kalkbrenner Its: President and Director (Principal Executive Officer)

Dated: August 17, 2011	/s/ Mark Summers
By: Mark Summers Its: Chief Financial Officer (Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: August 17, 2011	/s/ Paul Kalkbrenner
By: Paul Kalkbrenner Its: Director

Dated: August 17, 2011	/s/ David C. Brown
By: David C. Brown Its: Director

Page - 2