Form 10-Q
period 2011-09-30
DYNAMIC VENTURES CORP.
filed 2011-11-15
CIK 1454384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from  ____________ to ____________

Commission File Number: 333-163913

DYNAMIC VENTURES CORP.
(Name of small business issuer in its charter)

Delaware	46-0521574
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

8776 E Shea Blvd.
Suite B3A-615, Scottsdale, AZ	85260
(Address of principal executive offices)	(Zip Code)

(480) 968-0207
Registrant’s telephone number, including area code

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☒       No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, a non-accelerated file, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-Accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐       No  ☒

As of November 9 , 2011, the registrant had 52,882,392 shares of common stock outstanding.

Page - 1

DYNAMIC VENTURES CORP.

FORM 10-Q

TABLE OF CONTENTS

		Page
	PART I.—FINANCIAL INFORMATION
Item 1.	Financial Statements
	Unaudited Condensed Consolidated Balance Sheet as of September 30, 2011 and Condensed Consolidated Balance Sheet as of December 31, 2010	3
	Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2011 and 2010 and the Nine Months Ended September 30, 2011 and 2010	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010	5
	Unaudited Condensed Consolidated Statements of Changes in Equity for the Nine Months Ended September 30, 2011 and the Year Ended December 31, 2010	6
Item 2.	Management’s Discussion and Analysis of Financial Information and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risks	17
Item 4.	Controls and Procedures	17

	PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	17
Item 1A.	Risk Factors	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Reserved and Removed	18
Item 5.	Other Information	18
Item 6.	Exhibits	19
	SIGNATURE	20

Page - 2

PART I.—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

	DYNAMIC VENTURES CORP AND SUBSIDIARIES
	CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	unaudited	audited
	ASSETS
Current Assets:
Cash and cash equivalents	$533,858	$155,513
Accounts receivable, net	1,257,026	165,436
Inventory	9,663	8,258
Contracts in process	30,244	15,393
Prepaid job costs	33,842	164,835
Prepaid and other current assets	159,246	10,475
Total current assets	2,023,879	519,910
Property and Equipment, net	48,946
Total Assets	$2,072,825	$519,910

LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$1,403,650	$110,790
Deferred income	-	5,400
Royalty payable – contracts	-	29,609
Customer deposits	360,917	14,093
Accrued liabilities	19,651	4,451
Convertible debt	50,000
Debenture payable	416,666
Note payable maturities within one year	100,000
Note payable – related party	303,442	303,442
Financing fees	125,000

Total current liabilities	2,779,326	467,785

Commitments and contingencies	-	-

Note payable	-	100,000
Total Liabilities	2,779,326	567,785

Equity ( Deficit ):

Common stock, 0.0001 par value, 200,000,000 shares authorized, 52,882,392 and 50,000,000 shares issued and outstanding at September 30,2011 and December 31, 2010, respectively	5,016	5,000
Additional paid-in capital	129,911	120,027
Accumulated (deficit)	(841,428)	(172,902)
Total ( deficit )	(706,501)	(47,875)
Total Liabilities and Equity (Deficit )	$2,072,825	519,910

The accompanying notes to financial statements are an integral part of these statements.

Page - 3

DYNAMIC VENTURES CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
( unaudited )

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

REVENUE:
Contract revenue	$4,735,848	$964,625	$6,052,950	$2,662,487
Total revenue	4,735,848	964,625	6,052,950	2,662,487

COST OF REVENUE:
Cost of contract revenue	4,467,735	865,346	5,597,785	2,164,837
Total cost of revenue	4,467,735	865,346	5,597,785	2,164,837

GROSS MARGIN	268,113	99,279	455,165	497,650

OPERATING COSTS:
General and administrative	555,396	181,229	1,045,901	506,726
Depreciation and amortization	15,070		15,070	13,218
Total operating expenses	570,466	181,229	1,060,971	519,944

INCOME (LOSS) FROM OPERATIONS	(302,353)	(81,950)	(605,806)	(22,294)

OTHER INCOME (EXPENSE)	(49,354)	3,117	(62,720)	3,855

LOSS BEFORE TAXES	(351,707)	(78,833)	(668,526)	(18,439)
Income tax expense	-	-	-	-

NET LOSS	$(351,707)	$(78,833)	$(668,526)	$(18,439)

NET INCOME (LOSS) PER COMMON SHARE FROM
OPERATIONS:
Basic & Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic & Diluted	50,968,932	38,564,356	50,360,867	28,443,223

The accompanying notes to financial statements are an integral part of these statements.

Page - 4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

		For the Nine Months Ended
		September 30,
		2011	2010

CASH FLOWS FROM ACTIVITIES:
Net loss		$(668,526)	$(18,439)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
	Depreciation and amortization	15,070	13,686
	Stock issued for services	9,900
	Changes in operating assets and liabilities:
	Accounts receivable, net	(1,091,590)	98,376
	Inventory	(1,405)	(17,953)
	Contracts in process	(14,851)	(21,902)
	Prepaid job costs	130,993	-
	Prepaid and other assets	(36,759)	(45,874)
	Accounts payable	1,292,860	38,766
	Deferred income	(5,400)	18,663
	Royalty payable -contracts	(29,609)	(52,801)
	Customer deposits	346,824	23,627

	Accrued liabilities	15,200	(5,037)
Net cash provided by (used in) operating activities		(37,293)	31,112

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment		(51,028)	(1,595)
Cash distribution			(150,000)
Net cash used in investing activities		(51,028)	(151,595)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable			50,000
Proceeds from issuance of convertible debt		120,000
Repayment of convertible debt		(70,000)
Proceeds from issuance of debenture		500,000
Payment on debenture principal		(83,334)
Advance from (repayment to) related party			30,250
Net cash provided by financing activities		466,666	80,250
Net increase (decrease) in cash and cash equivalents		378,345	(40,233)

CASH AND CASH EQUIVALENTS, beginning of period		155,513	280,649
CASH AND CASH EQUIVALENTS, end of period		$533,858	$240,416

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Stock issued for services		$9,900
Stock issued for financing expenses		$125,000
Contribution of expenss by member			$37,065
Purchase of FF&E with note			$20,545
Distribution of equity for expenses paid by company			$12,495

Cash used for interest expense		$45,044	$-

The accompanying notes to financial statements are an integral part of these statements

Page - 5

DYNAMIC VENTURES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For The Nine Months Ended September 30, 2011 and The Year Ended December 31, 2010
( unaudited )

	Common Stock
	Shares	Value	Contributed Capital	Retained Earnings	Total

MEMBERS' EQUITY BALANCE as of
December 31, 2009 (combined)			$1,744,201	$(1,188,001)	$556,200
Recapitalization, including stock dividend	22,500,000	$2,250		(2,250)	-
Reorganization			(1,176,001)	1,176,001	-
Deemed distribution			(448,173)	-	(448,173)
Shares issued for Stock Exchange	27,500,000	2,750		(1,750)	1,000

Net income before reorganization				12,000	-
Net (loss) after reorganization				(168,902)	-
Total net (loss)				(156,902)	(156,902)

STOCKHOLDERS' EQUITY BALANCE as of
December 31, 2010 (consolidated)	50,000,000	$5,000	$120,027	$(172,902)	$(47,875)

Shares issued for services	165,000	16	9,884		9,900
Net loss for the nine months ended
September 30, 2011 (unaudited )				(668,526)	(668,526)

STOCKHOLDERS' EQUITY BALANCE as of
September 30, 2011 (consolidated) ( unaudited )	50,165,000	$5,016	$129,911	$(841,428)	$(706,501)

The accompanying notes to financial statements are an integral part of these statements

Page - 6

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

Bundled Builder Solutions Inc. (“Bundled Builder” or “BBSI”) was incorporated on August 29, 2008 under the laws of the state of Delaware. Bundled Builder was formed to provide construction services through the combination of trade contractors and management integrated into one organization.  It acquired Floor Art, LLC (“Floor Art") and Builder Design Center, LLC (“BDC") in an asset purchase transaction effective March 31, 2010. These companies have common ownership and all significant intercompany accounts and transactions have been eliminated in presenting the combined/consolidated results.  Floor Art’s primary business is installation of flooring. BDC develops software for use by builders and designers.  Both subsidiaries have been in business for over five years.

Additionally, Bundled Builder provides construction management services and general contracting for residential and commercial construction for land owners throughout the United States and Native American communities.

Bundled Builder also provides construction management and installation of engineered building systems using structured insulated panels’ construction (SIPS) for commercial projects throughout the United States.

On August 2, 2010, the Company entered into a share exchange agreement with BBSI whereby the Company obtained all of the issued and outstanding shares of BBSI, in exchange for the issuance of 22,500,000 common shares of the Company (originally 4,500,000 shares adjusted for a 5:1 stock split).   The transaction resulted in BBSI becoming a wholly-owned subsidiary of the Company.  As a result of the share exchange, the Company intends to carry on the business of BBSI as its primary business.

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and consequently do not include all disclosures normally required by U.S. generally accepted accounting principles.   However, in the opinion of management, the accompanying unaudited interim condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2011 and December 31, 2010, and the results of their operations for the three month and nine month periods ended September 30, 2011 and September 30, 2010, respectively, and their cash flows for the nine month periods ended September 30, 2011, and September 30, 2010, respectively.  These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2011.  Certain information and note disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Page - 7

Principles of Combination – The interim consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents - The Company considers all highly-liquid investments purchased with an original maturity of three months or less on the purchase date to be cash equivalents.  Deposits at each institution are insured in limited amounts by the Federal Deposit Insurance Corporation (FDIC). At times, cash and cash equivalents may exceed amounts insured by the FDIC

Valuation of Accounts Receivable – The Company accrues for revenue based on the completion of work.  Billings are due within 30 days. Accounts receivable are reviewed to determine which are doubtful of collection.  In making the determination of the appropriate allowance for doubtful accounts, the Company considers specific accounts, analysis of accounts receivable agings, changes in customer payment terms, historical write-offs, changes in customer demand and relationships, concentrations of credit risk and customer credit worthiness.  The allowance for doubtful accounts totaled $35,000 at September 30, 2011 and December 31, 2010.

Property and Equipment – Property and equipment are stated at cost and depreciated using the straight-line method over estimated useful lives of three to seven years.  Upon retirement or sale, the costs of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized.  Repairs and maintenance charges are expensed as incurred.  Depreciation expense was $2,082 for the three months and nine months ended September 30, 2011.  Depreciation expense was $NIL for the three months ended September 30, 2010 and $8,340 for the nine months ended September 30, 2010.

Inventory – Inventory consists of carpet and carpet pad which are valued at the lower of cost or market.  There was no allowance for inventory obsolescence at September 30, 2011 and December 31, 2010.

Long-Lived Assets – The Company evaluates potential impairment of long-lived assets, in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires the Company to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. The Company believes that long-lived assets in the accompanying balance sheets are appropriately valued at September 30, 2011 and December 31, 2010, and no impairment has been recorded for the three and nine month periods ended September 30, 2011 and 2010.

Revenue Recognition – The Company derives revenue from BBSI and its subsidiaries for their product lines.

The Company recognizes revenue for Floor Art in accordance with ASU 605-35-50, Accounting for Performance of Construction-Type and Certain Product-Type Contracts.  Under this rule, the Company can perform work under a fixed-price contract or a time-and-materials contract.  As these jobs are short in nature, revenue is recognized at the completion of the project.  For contracts in progress but not completed, costs incurred are accumulated until completion of the contract.  These costs consist of labor and materials which was $11,592 at September 30, 2011 and $15,393 at December 31, 2010, respectively.

BDC is providing a software resource for builders and designers to use in the design center selection process.  To access the software, there is a fee billed at the beginning of the contract period which extends, generally, a period of six months. As the billing and collection of fees are collected up front, the Company has deferred revenue for the portion of revenue received, but not earned.  The deferred revenue is recognized on a straight-line basis over the term of the agreement.   At September 30, 2011 and December 31, 2010 deferred revenues amounted to $NILand $5,400, respectively.

The Company recognizes revenue for BBSI construction management projects in Native American communities and for general contracting in accordance with ASU 605-35-50, Accounting for Performance of Construction-Type and Certain Product-Type Contracts.  Under this rule, the Company can perform work under a fixed-price contract or a time-and-materials contract.  As these jobs are longer in nature, revenue is recognized as a percentage of completion based on the percentage of costs paid on the total cost of the project.  For contracts in progress but not completed, costs incurred are charged to costs of contract revenues at the same time the revenues are recognized. The BBSI contract for the North Dakota project is a cost plus contract. Revenue is recognized  equal to the costs incurred plus the related fee as the costs are incurred..  For the nine months ended September 30, 2011, the Company had recorded revenues of $5,293,317 and costs of contract revenues of $4,985,243 for general contracting.  There was no construction in progress for Native American communities at September 30, 2011.   As of September 30, 2010, the Company had recorded revenues of $389,618 and costs of contract revenues of $367,985 for the Native American communities.  There was no construction in progress for general contracting at December 31, 2010.

The Company recognizes revenue for BBSI engineered building systems’ projects in accordance with ASU 605-35-50, Accounting for Performance of Construction-Type and Certain Product-Type Contracts.  Under this rule, the Company can perform work under a fixed-price contract or a time-and-materials contract.  As these jobs are longer in nature, revenue is recognized as a percentage of completion based on the percentage of costs paid on the total cost of the project. For contracts in progress, costs incurred but not yet expensed to cost of sales are reflected as contracts in progress. These costs consist of labor and materials which was $18,652 at September 30, 2011 and $NIL at December 31, 2010, respectively.

Page - 8

Income (Loss) per Common Share - Basic income (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.  The 22,500,000 (adjusted for the 5:1 stock split) shares issued for the August 2, 2010 stock exchange described in paragraph 1 are considered outstanding for the entire 3 month and nine month periods ending September 30, 2011 and 2010.  Dynamic Ventures Corp. shares issued prior to the stock exchange agreement totaling 27,500,000 (adjusted for the 5:1 stock split) are considered outstanding from August 2, 2010, the effective date of the stock exchange agreement.  Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the periods ended September 30, 2011 or September 30, 2010.

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

The Financial Accounting Standards Board issued new guidance on accounting for uncertainty in income taxes, effective for the year ended December 31, 2009.  Management evaluated the Company’s tax positions and concluded that the Company had taken no uncertain tax positions that require adjustment to the condensed consolidated financial statements to comply with the provisions of this guidance.  The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense.  As of September 30, 2011, and September 30, 2010, the Company made no provision for interest or penalties related to uncertain tax positions.

Loans from Related Parties - Directors and Stockholders - As of September 30, 2011 and December 31, 2010, loans from related parties amounted to $303,442 and represented working capital advances from principal officers and directors who are also stockholders of the Company.  The loans are unsecured, non-interest bearing, and due on demand.

2.  COMMON STOCK AND EQUITY

On July 31, 2011, the Company entered into a Securities Purchase Agreement with TCA Global Master Credit Fund. LP (TCA) wherein TCA agreed to purchase certain senior secured redeemable debentures from the Company.   See Note 5 below.  As part of this agreement, the Company is required to pay a loan fee totaling $125,000 and as such issued 2,717,392 shares of Rule 144 stock as payment for the fee.  Terms of the agreement require the Company to issue additional shares on March 31, 2012, such that the total market value of the shares issued for the loan fee equals $125,000 on March 31, 2012, or pay TCA the difference between the March 31, 2012 value of the 2,717,392 shares and $125,000 in cash.  Terms of the agreement also require TCA to return shares to the Company if the value of shares issued to TCA exceeds $125,000 on March 31, 2012 such that the total value of shares retained by TCA at March 31, 2012 is $125,000.  As a result of unknown value of this future valuation, the issued shares are reflected as issued and outstanding; however, the Company has reflected the $125,000 as a liability and not equity on the balance sheet as of September 30, 2011.  Additionally, the statement of changes in equity does not reflect the 2,717,392 shares issued related to this transaction.

On April 15, 2011, the Company signed an agreement with Carpe DM, Inc. (“Carpe DM”) for services related to investor relations.  Terms of the agreement called for the Company to issue to Carpe DM 75,000 shares of Rule 144 stock by April 22, 2011.  If both parties agreed to an extension then 180,000 common shares of Rule 144 stock would be issued on June 22, 2011.  If the parties agreed to an additional extension then 180,000 common shares of rule 144 stock would be issued on October 22, 2011.  The Company reserved 435,000 shares of its authorized but unissued shares for this agreement.   The 75,000 shares were issued on May 25, 2011 per agreement between both parties.  Market value at the time of issuance was $.06 per share resulting in a $4,500 expense recorded in second quarter of 2011.    The June 22, 2011 extension for the additional 180,000 shares was not exercised, and the reservation of 435,000 shares has been cancelled.

A new agreement with Carpe DM, Inc. was signed on July 14, 2011. Under the new agreement, 90,000 common shares of the authorized but unissued shares were issued on September 22, 2011 for investor relations services through December 14, 2011.  Market value at time of issuance was $.06 per share resulting in a $5,400 expense recorded in third quarter of 2011.

Page - 9

3.  RELATED PARTY TRANSACTIONS

As a result of BBSI’s buyout of Floor Art and BDC, there was a net deemed distribution to the majority owner of $448,173.  The transaction resulted in a note due to the majority owner of $303,442 for working capital advances. The balance due the majority owner as of September 30, 2011 and December 31, 2010 is $303,442.  This amount is unsecured, non-interest bearing, and due upon demand.

In August of 2010, the Company hired JENAL Consulting, Inc. (“JENAL”) to provide the Company with marketing of the engineered building systems.  The owner of JENAL is the wife of Al Cain, a stockholder. For the three month and nine month periods ended September 30, 2011 the Company paid JENAL $56,393 and $139,889, respectively, for such services .  For the three month and nine month periods ended September 30, 2010 the Company paid JENAL $21,332 and $21,332, respectively, for such services.

4. COMMITMENTS AND CONTINGENCIES

The Company has an office space lease with a non-affiliated entity.  The lease is month-to-month and can be cancelled at anytime.  The total rent expense under this agreement was $12,000 and $44,000 for the three months and nine months ended September 30, 2011, respectively.  The total rent expense under this agreement was $18,500 and $32,000 for the three months and nine months ended September 30, 2010, respectively

On September 1, 2011, the Company entered into an agreement with Builder MT to purchase and install software totaling $69,460.  Terms call for a down payment of $17,365 and monthly payments of $8,682 for six months.  Total amounts paid for the three months and nine months ended September 30, 2011 was $26,048.  Costs are capitalized in Property and Equipment.

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

5.  NOTES PAYABLE

The Company entered into the following notes payable for working capital with a bank: on August 27, 2010 for $50,000; on October 29, 2010 for $25,000; and on November 17, 2010 for $25,000. Terms of the notes call for repayment by August 27, 2012, with interest accrued at 18% per year.  Interest expense was $4,500 and $13,500 for the three months and nine ended September 30, 2011, respectively.   Interest expense was $846 for both the three months and nine months ended September 30, 2010.  Principal due in 2011 is $NIL and Principal due in 2012 is $100,000.

Convertible Debt – The Company entered into the following three convertible notes with an independent third party: on January 7, 2011 for the principal amount of $35,000; on February 24, 2011 for the  principal amount of $35,000;  and on April 27, 2011 for the  principal amount of $50,000.  Each note has an annual interest rate of 8%.  Maturity dates are October 11, 2011, November 28, 2011, and January 30, 2012, respectively. After 180 days from the note date, the lender is entitled to convert the principal and accrued interest into common stock of the Company at a discount based on the 10 day average close price prior to the conversion. The benefit from the conversion at below market will be accounted for at the time of the actual conversion. The agreement entitles the Company to prepay the principal of the note, including a prepayment fee, prior to conversion by the lender.  On July 6, 2011, the Company paid the note dated January 7, 2011 in full. No conversion of shares was exercised by the lender. Per the agreement, the reservation of 960,217 shares which had been required to be reserved for the January 7, 2011 note was cancelled.   On August 29, 2011, the Company paid the note dated February 24, 2011 in full. No conversion of shares was exercised by the lender. Per the agreement, the reservation of 1,189,263 shares which had been required to be reserved for the February 24, 2011 note was cancelled.   Interest expense for the three months and  nine months ended September 30, 2011, including the prepayment fees, was $36,367 and $39,377, respectively.    Per the remaining note dated April 27, 2011,  as of September 30, 2011, the Company has reserved 5,047,446 shares of its 147,117,608 authorized but unissued shares for this possible conversion.

On October 27, 2011, the Company paid in full the note dated April 27, 2011.  No conversion of shares was exercised by the lender. The reservation of 5,047,446 shares which had been required to be reserved for this note was cancelled.

Debenture payable – On July 31, 2011, the Company entered into a Securities Purchase Agreement with TCA Global Master Credit Fund LP   ( TCA) wherein TCA agreed to purchase up to $1,000,000 of certain senior secured redeemable debentures from the Company for a period of 12 months at 12% per annum.  Per this agreement, the Company issued a senior secured redeemable debenture in the amount of $500,000 on July 31, 2011 with a maturity date of August 1, 2012.   See Note 2 above.

Page - 10

6. LIQUIDITY

For the nine months ended September 30, 2011, the Company incurred a net loss of $668,526, generated $378,345 cash flow as a result of cash used by operating activities of $37,293, cash used in investing activities of $51,028, and cash provided by financing activities of $466,666, and has an accumulated deficit of $841,428. Cash on hand at September 30, 2011 was $533,858.

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

7.  PRODUCT LINE REPORTING

The Company has five active product lines:  Floor Art, Native American Housing, General Contracting, Engineered Building Systems, and BDC.  Management evaluates operating performance of these product lines.  The Company does not identify and allocate operating costs to its product line below the gross profit level.  Additionally, the product lines share many common costs, including, but not limited to: IT support, office and administrative expenses.  Therefore, the following table of operating results does not allocate costs to its product line below the gross profit level:

		Three Months Ended September 30, 2011
	Floor Art	Native American Housing	General Contracting	Engineered Building Systems	BDC	Unallocated	Consolidated

Revenues	$102,765	$-	$4,347,570	$285,513	$-	$-	$4,735,848
Cost of revenues	78,690	-	4,113,095	275,950	-	-	$4,467,735
Gross margin	24,075	-	234,475	9,563	-	-	268,113
Operating costs	-	-	-		-	570,466	570,466
Income (loss) from operations	24,075	-	234,475	9,563	-	(570,466)	(302,353)
Other income (expense)	-	-	-		-	(49,354)	(49,354)
Income (loss) before taxes	$24,075	$-	$234,475	$9,563	$-	$(619,820)	$(351,707)

		Nine Months Ended September 30, 2011
	Floor Art	Native American Housing	General Contracting	Engineered Building Systems	BDC	Unallocated	Consolidated

Revenues	$ 458,719	$ -	$ 5,293,318	$ 285,513	$ 15,400	$ -	$ 6,052,950
Cost of revenues	336,592	-	4,985,243	275,950	-	-	5,597,785
Gross margin	122,127	-	308,075	9,563	15,400	-	455,165
Operating costs	-	-	-		-	1,060,971	1,060,971
Income (loss) from operations	122,127	-	308,075	9,563	15,400	(1,060,971)	(605,806)
Other income (expense)	-	-	-		-	(62,720)	(62,720)
Income (loss) before taxes	$ 122,127	$ -	$ 308,075	$9,563	$ 15,400	$ (1,123,691)	$ (668,526)

The Company has yet to allocate its assets to each respective product line, therefore, the Company is currently unable to provide asset information with respect to each of its product lines.

Page - 11

8.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-09, Compensation- Retirement Benefits – Multiemployer Plans to increase disclosures about an employer’s participation in a multiemployer plan.  The amendments in this update are effective for annual fiscal years ending after December 15, 2011.  The Company does not have a multiemployer plan and the adoption of this update is not expected to have a significant impact on the Company’s consolidated financial statements

In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income” (Topic 220), Presentation of Comprehensive Income to increase the prominence of items reported in other comprehensive income and to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.

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

9. CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

The Company’s customers are U.S. customers, for which the Company performs ongoing credit evaluations but generally does not require collateral to support receivables.  General Contracting has one customer which began operations in March of 2011.  Accounts receivable for this customer was $1,092,527 at September 30, 2011. The Company has received a deposit from this customer of $350,000.  Floor Art has four major customers which accounted for 86% of Floor Art’s revenues for the nine months ended September 30, 2010, and 54% of Floor Art’s revenue for the nine months ended September 30, 2011. Accounts receivable for Floor Art’s four major customers was $763 and $163,769 at September 30, 2011 and December 31, 2010, respectively. Native American housing has only one customer whose accounts receivable was $NIL and $1,450 at September 30, 2011 and December 31, 2010, respectively.  Engineered building systems, which began operations in July of 2011, has one customer. Accounts receivable for this customer was $88,789 at September 30, 2011.  Although the Company has a limited number of customers, operations were expanded in 2011 to add General Contracting and Engineered Building Systems and to add the Native American housing in 2010.

We are subject to concentrations of credit risk from our cash and cash equivalents.  Our cash in bank deposit accounts from time to time may exceed federally insured limits.

10.  SUBSEQUENT EVENTS

On October 27, 2011, the Company paid in full the note dated April 27, 2011 referred to in Note 5.  No conversion of shares was exercised by the lender. The reservation of 5,047,446 shares which had been required to be reserved for this note was cancelled.

On October 25, 2011, the Company through its wholly owned subsidiary Bundled Builder Solutions, Inc. (BBSI) together with its joint venture partner, Builders Investment Group, LLC (BIG I), formed Builders Investment Group II, LLC (BIG II), an Arizona limited liability company for the purposes of holding, owning, protecting, maintaining, developing, enhancing, rehabilitating, and selling residential real estate.  BBSI and BIG I are each 50% members of BIG II.

Page - 12

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL INFORMATION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Liquidity and Capital Resources

Our balance sheet as of September 30, 2011 reflects cash in the amount of $533,858.  Cash from operations, issuance of stock and borrowings from inception to date have been sufficient to provide necessary operating capital to date.  The net loss for the three months and nine months ended September 30, 2011 amounted to $351,707 and $668,526, respectively.  As of September 30, 2011 our accumulated deficit was $841,428.

Cash increased for the nine months ended September 30, 2011 by $378,345 as a result of cash used by operating activities of $37,293, cash used in investing activities of $51,028, and cash provided by financing activities of $466,666 from proceeds of the convertible notes and debenture. (See Note 5 above).  The net loss for the nine months ended September 30, 2011 of $668,526 was covered by activity on the North Dakota project which generated an increase in customers’ deposits and an increase in accounts payable in excess of the increase in accounts receivable and financing proceeds.

Cash decreased for the nine months ended September 30, 2010 by $40,233 as a result of cash provided by operating activities of $31,112, cash used in investing activities of $151,595, and cash provided by financing activities of $80,250.  The 2010 net loss for the nine months ended September 30, 2010 of $18,439 was offset by a decrease in accounts receivable and an increase in accounts payable.

We expect to require a total of approximately $2,700,000 to fully carry out our business plan over the next twelve months beginning October 2011 as set out in this table:

Description	Estimated Expense
Marketing our services	$100,000
Payment of notes payable, accounts payable, and accrued liabilities	$700,000
General and administrative expenses	$1,700,000
Professional fees	$150,000
Investor relations expenses	$50,000
Total	$2,700,000

We intend to meet our cash requirements for the next 12 months through operations and external sources: a combination of debt financing and equity financing through private placements.  We are currently not in good short-term financial standing.  We will not have enough positive internal operating cash flow until we can generate substantial revenues, which may take the next year to fully realize. Although the Company must ultimately re-achieve profitable operations and periodically adjust its business plan based on cash on hand during the coming year, the Company projects cash from existing projects in process along with cash infused through debt and equity will provide adequate funding throughout 2012. There is no assurance we will achieve profitable operations or obtain the debt and equity funding necessary.

Page - 13

We have historically financed our operations primarily by cash flows generated through operations and cash infusions from officers and outside investors in exchange for debt and/or common stock. In January, February, and April of 2011 we obtained a total of $120,000 in convertible debt financing. (See Note 5 above). In July of 2011, we entered into a $1,000,000 Securities Purchase Agreement for debenture financing  To date, we have issued $500,000 of debentures applicable to this agreement. (See Note 5 above). There is no guarantee that we will be successful in raising any additional capital.  There can be no assurance that we will be able to raise these funds on terms acceptable to us, if at all.

Operating Results for the Three Months Ended September 30, 2011 versus September 30, 2010

The operating results are compared for operations of BBSI since prior to the Share Exchange Agreement, the Company was a development stage company with no operations.

After the Share Exchange Agreement, BBSI became the primary operating company.

Total sales increased 391% for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. For the three months ended September 30, 2011, BBSI had sales of $4,735,848 as follows: Floor Art  - $102,765, representing approximately 2% of the revenue, General Contracting  - $4,347,570, representing approximately 92% of the revenue, and Engineered Building Systems -  $285,513, representing approximately 6% of the revenue.  There was a gross margin of $268,113 (5.7%) as follows: Floor Art  - $24,075 (23.4%), General Contracting  - $234,475 (5.4%) and Engineered Building Systems  - $9,563 (3.3%).  There were expenses of $619,820 and a net loss of $351,707.  There were no revenues or costs for Native American Housing for the three months ended September 30, 2011 as there were no units under construction during this period. BDC had no sales activity or costs of sales during the three months ended September 30, 2011.

Results for the comparable three months ended September 30, 2010, were sales of $964,625 as follows: Floor Art  - $572,007, representing approximately 59% of the revenue, Native American Housing  - $389,618, representing approximately 40% of the revenue, and BDC  - $3,000, representing less than 1% of the revenue.  There was a gross margin of $99,279 (10.3%) as follows: Floor Art  - $74,646 (13%), Native American Housing - $21,633 (5.6%) and BDC - $3,000 (100%).  There were expenses of $178,112 and a net loss of $78,833.  General Contracting and Engineered Building Systems activity had not yet begun in the third quarter of 2010.

Activity began in March of 2011 on the North Dakota project, which generated the sales in General Contracting.  Activity in Engineered Building Systems began in July of 2011.   Both Floor Art and BDC are focused in the homebuilding market.  Floor Art’s and BDC’s decrease in sales for the three months ended September 30, 2011 compared to the three months ended September 30, 2010, is due to the decline in the homebuilding market for this time period.  Until the homebuilding market improves, additional sales for Floor Art will come primarily from installing finishes for BBSI’s General Contracting projects.  There were no new projects for the Native American housing during the three months ended September 30, 2011.

Floor Art’s margins increased from 13% in the three months ended September 30, 2010 to 23.4% in the three months ended September 30, 2011. Revenues attributable to insurance company projects and custom projects which generate higher margins increased while revenues from homebuilder clients which generate lower margins decreased.  The gross profit for General Contracting comes from the cost plus contract for the North Dakota project.

Expenses, including other income and expenses, increased 248% for the three months ended September 30, 2011 versus the three months ended September 30, 2010 to $619,820 from $178,112 due to increased payroll costs for the start up of the North Dakota project, increased sales and marketing expenses increased financing expenses and the one-time expenses incurred resulting from the abandonment of the Bossier hotel project.  Additionally, the Company expensed costs previously capitalized on the abandoned Bossier hotel project totaling $127,928 in September 2011, which resulted in an increase of  expenses for the nine months ended September 30, 2011 by an additional 72% from approximately 176% without such one-time expense. Our general and administrative expenses consist of payroll and related payroll taxes, employer’s portion of employee health insurance costs, legal and accounting fees, bank charges, travel, meals and entertainment, office rent and maintenance, communication expenses (internet, fax, and telephone), courier, postage costs, office supplies.

Operating Results for the Nine Months Ended September 30, 2011 versus September 30, 2010

The operating results are compared for operations of BBSI since prior to the Share Exchange Agreement, the Company was a development stage company with no operations.

After the Share Exchange Agreement, BBSI became the primary operating company.

Total sales increased 127% for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. For the nine months ended September 30, 2011, BBSI had sales of $6,052,950 as follows: Floor Art $458,719 representing approximately 7.6% of the revenue, General Contracting $5,293,318 representing approximately 87.5% of the revenue, Engineered Building Systems 285,513 representing approximately 4.7% of the revenue, and BDC $15,400 representing less than 1% of the revenue.  There was a gross margin of $455,165 (7.5%) as follows: Floor Art $122,127 (26.7%), General Contracting $308,075 (5.8%), Engineered Building Systems $9,563 (3.3%) and BDC $15,400 (100%). There were expenses of $1,123,691 and a net loss of $668,526 for the nine months ended September 30, 2011, which included a one- time expenses of $127,928  incurred in third quarter of 2011 in connection our abandonment of the Bossier hotel project. There were no revenues or costs for Native American Housing for the nine months ended September 30, 2011 as there were no units under construction during this period.

Page - 14

Results for the comparable nine months ended September 30, 2010, were sales of $2,662,487 as follows: Floor Art - $2,263,859, representing approximately 85% of the revenue, Native American housing - $389,618, representing approximately 15% of the revenue, and BDC - $9,000, representing less than 1% of the revenue. There was a gross margin of $497,650 (18.7%) as follows: Floor Art - $467,017 (20.6%), Native American housing - $21,633 (5.6%), and BDC - $9,000 (100%).  There were expenses of $516,089 and a net loss of $ 18,439.  General Contracting activity had not yet begun in the third quarter of 2010.

General Contracting sales were generated by the North Dakota project. Most of the year-to-date sales are in the third quarter of 2011 as activity began in March of 2011 and a portion of the second quarter was used for start-up time. Both Floor Art and BDC are focused in the homebuilding market.  Floor Art’s decrease in sales for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, is due to the decline in the homebuilding market for this time period. Additionally, there was a temporary surge in sales for the nine months ended September 30, 2010 due to the Federal tax credit plan for purchasers of new homes which was not in effect for the nine months ended September 30, 2011. The small increase in sales in BDC for the comparable periods is not indicative of an upward trend in BDC’s sales.  BDC sales are trending down as a result of the decline in the homebuilding market.  Until the homebuilding market improves, additional sales for Floor Art will come primarily from installing finishes for BBSI’s General Contracting projects and Native American Housing.

Floor Art’s margins increased from 20.6% in the nine months ended September 30, 2010 to 26.7% in the nine months ended September 30, 2011. Revenues attributable to insurance company projects and custom projects which generate higher margins increased while revenues from homebuilder clients which generate lower margins decreased. The gross profit for General Contracting comes from the cost plus contract for the North Dakota project.

Expenses, including other income and expenses, increased approximately 118% for the nine months ended September 30, 2011 versus the nine months ended September 30, 2010 to $1,123,691 from $516,089 due to increased payroll costs for the start up of the North Dakota project, increased sales and marketing expenses and increased financing expenses. Additionally, the Company expensed costs previously capitalized on the abandoned Bossier hotel project totaling $127,928 in September, 2011, which resulted in an increase of  expenses for the nine months ended September 30, 2011 by an additional 25% from approximately 93% without such one-time expense. Our general and administrative expenses consist of payroll and related payroll taxes, employer’s portion of employee health insurance costs, legal and accounting fees, bank charges, travel, meals and entertainment, office rent and maintenance, communication expenses (internet, fax, and telephone), courier, postage costs, office supplies.

Related Party Transactions

In August of 2010, the Company hired JENAL Consulting, Inc. (“JENAL”) to provide the Company with marketing of the SIPS panel construction system.  The owner of JENAL is the wife of Al Cain, a stockholder. For the three month and nine month periods ended September 30, 2011 the Company paid JENAL $56,393 and $139,889, respectively, for such services.   For the three month and nine month periods ended September 30, 2010 the Company paid JENAL $21,332 and $21,332, respectively, for such services.

Quarterly Developments

The Company signed a subcontract agreement totaling $570,970 with Morcon Construction Company, Inc. on July 13, 2011, to provide and install SIPS panels for the Children’s Learning Adventure building in Pearland, Texas.  Construction activity began in July.  The Company is supplying and installing structured insulated panels for the building shell and interior walls.

On July 31, 2011, the Company entered into a Securities Purchase Agreement with TCA Global Credit Master Fund, LP (TCA) whereby TCA agreed to purchase from the Company certain senior secured redeemable debentures from the Company.   As part of this agreement, the Company issued 2,717,392 shares of Rule 144 stock as payment for loan fees of $125,000.  Terms of the agreement require the Company to issue additional shares on March 31, 2012, such that the total market value of the shares issued for the loan fee equals $125,000 on March 31, 2012, or pay TCA the difference between the March 31, 2012 value of the 2,717,392 shares and $125,000 in cash.

On August 25, 2011, Larry Luke was appointed to the Board of Directors.

Page - 15

On August 31, 2011, the Company closed on a $500,000 Senior Secured Debenture.  See Note 2 and Note 5 above.

During the quarter ended September 30, 2011, the Company decided to abandon the Bossier hotel project and all previously capitalized costs were expensed.

Subsequent Developments

On October 27, 2011, the Company paid in full the note dated April 27, 2011 referred to in Note 5.  No conversion of shares was exercised by the lender. The reservation of 5,047,446 shares which had been required to be reserved for this note was cancelled.

On October 25, 2011, the Company through its wholly owned subsidiary Bundled Builder Solutions, Inc. (BBSI) together with its joint venture partner, Builders Investment Group, LLC (BIG I), formed Builders Investment Group II, LLC (BIG II), an Arizona limited liability company for the purposes of holding, owning, protecting, maintaining, developing, enhancing, rehabilitating, and selling residential real estate.  BBSI and BIG I are each 50% members of BIG II.

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

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our consolidated financial statements included in our Form 10-K for the year ended December 31, 2010, and our quarterly filings of Forms 10-Q for first, second, and third quarters of 2011.  In general, management's estimates are based on historical experience, information from third party professionals, and various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management

Recently Issued Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-09, Compensation- Retirement Benefits – Multiemployer Plans to increase disclosures about an employer’s participation in a multiemployer plan.  The amendments in this update are effective for annual fiscal years ending after December 15, 2011.  The Company does not have a multiemployer plan and the adoption of this update is not expected to have a significant impact on the Company’s consolidated financial statements

In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income” (Topic 220), Presentation of Comprehensive Income to increase the prominence of items reported in other comprehensive income and to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.

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

Page - 16

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. Based on the evaluation of these disclosure controls and procedures, and in light of the fact that we still do not have an audit committee with a financial expert, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are still  not effective.

Changes in Internal Control and Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

The Company has added Larry Luke to the Board of Directors and additional professional consultants to augment the financial and disclosure reporting for the Company. There has not yet been a full evaluation of the effect of this change on the reporting weaknesses identified in the annual report for the year ended December 31, 2010.

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

Page - 17

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 31, 2011, the Company issued a note in the principal amount of $500,000 to one investor in accordance with the terms of a Securities Purchase Agreement  As part of this agreement the Company issued 2,717,392 shares of Rule 144 stock as payment for loan fees of $125,000.  The issuance was not a public offering as defined in Section 4(2) of the Securities Act of 1933 because the issuance was made to an insubstantial number of persons and because of the manner of the offering. In addition, the investor had the necessary investment intent as required by Section 4(2) since it agreed to, and received, securities bearing a legend stating that such securities are restricted. This restriction ensured that these securities will not be immediately redistributed into the market and therefore be part of a public offering. This issuance was done with no general solicitation or advertising by the Company. Based on an analysis of the above factors, the Company met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

On September 22, 2011 the Company issued 90,000 common shares to one entity for investor relations services through December 14, 2011. The issuance was not a public offering as defined in Section 4(2) of the Securities Act of 1933 because the issuance was made to an insubstantial number of persons and because of the manner of the offering. In addition, the investor had the necessary investment intent as required by Section 4(2) since it agreed to, and received, securities bearing a legend stating that such securities are restricted. This restriction ensured that these securities will not be immediately redistributed into the market and therefore be part of a public offering. This issuance was done with no general solicitation or advertising by the Company. Based on an analysis of the above factors, the Company met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  [REMOVED AND RESERVED]

ITEM 5.  OTHER INFORMATION

Page - 18

ITEM 6. EXHIBITS

Exhibit
4.1	Senior Secured Redeemable Debenture dated as of July 31, 2011 in the amount of $500,000*
10.1	Securities Purchase Agreement, dated as of the July 31, 2011, by and between the Company, Bundled Builder Solutions, Inc. and TCA Global Credit Master Fund, LP*
10.2	Guaranty Agreement, dated as of July 31, 2011, by Bundled Builder Solutions, Inc. in favor of TCA Global Credit Master Fund, LP*
10.3	Security Agreement, made as of July 31, 2011, by and between Bundled Builder Solutions, Inc. and TCA Global Credit Master Fund, LP*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) *
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) *
32.	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 *
*Filed herewith

Page - 19

 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

DYNAMIC VENTURES CORP.
By:	/s/ Paul Kalkbrenner
Paul Kalkbrenner
Chief Executive Officer
(Principal Executive Officer)
Date: November 15, 2011

By:	/s/ Mark Summers
Mark Summers
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: November 15, 2011

Page - 20