Form 10-K
period 2011-12-31
DYNAMIC VENTURES CORP.
filed 2012-03-26
CIK 1454384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

  FORM 10-K

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2011

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

Page - 1

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

The aggregate market value of the issuer’s common stock held by non-affiliates of the registrant as of June 30, 2011, was approximately $ 2,279,040 based on $.07, the price at which the registrant’s common stock was last sold on that date.

As of March 26, 2012, there were 55,622,117 shares of the registrant’s common stock, $.0001 par value, issued and outstanding.

Documents incorporated by reference: None

Page - 2

Page - 3

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements which are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this report. We may not update the forward-looking statements even though our circumstances may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Except as otherwise indicated by the context, references in this report to “Company”, “DYNV”, “we”, “us” and “our” are references to Dynamic Ventures Corp., a Delaware corporation.  All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

Corporate History

We were incorporated in Delaware on December 22, 2008.  We initially intended to engage in the manufacturing and distribution of a toothbrush with longitudinal to lateral motion conversion, and in September  2009, entered into an exclusive worldwide patent sale agreement (the "Patent Agreement") with Appelfeld Zer Fisher law firm (“AZF”), in relation to a patent (Patent Number: 6,918,154) for a specialized toothbrush with longitudinal and lateral motion conversions.

On August 2, 2010, the Company and its controlling shareholders entered into a share exchange agreement (the "Share Exchange Agreement") with Bundled Builder Solutions Inc. (“BBSI”) and its shareholders whereby the Company obtained all of the issued and outstanding shares of BBSI, in exchange for the issuance of 22,500,000 shares of common stock of the Company (originally 4,500,000 shares adjusted for a 5:1 stock split). The transaction resulted in BBSI becoming a wholly owned subsidiary of the Company.  As a result of the share exchange, the Company now carries on the business of BBSI as its primary business.  Unless otherwise indicated, the following information relates specifically to the business and operations of BBSI.

BBSI was incorporated on August 29, 2008 under the laws of the state of Delaware.  BBSI provides construction services through the combination of trade contractors and management integrated into one consolidated organization.  On March 31, 2010, BBSI acquired Floor Art, LLC (“Floor Art") and Builder Design Center, LLC (“BDC”) in an asset purchase transaction.  These companies have common ownership.  Floor Art has been an ongoing company for sixteen years and its primary business is focused on the interior finishes of a building such as installation of flooring and countertops.  BDC develops software for use by builders and designers and has been in business for over five years.

Description of Our Business

Through our subsidiaries we provide construction and related services in North America. Our revenue has been derived from the following five different services we offer: (i) general contracting and management solutions for residential and commercial land owners; (ii) sales and installation of engineered building systems (structured insulated panels (“SIPs”)) for commercial projects; (iii) installation of finishes, such as finishes for houses and commercial buildings, which include flooring, tile, counter tops, and bath surroundings; (iv) construction management and general contracting services to Native American communities in the Southwestern United States; and (v) supply of software for use by builders and designers. For the year ended December 31, 2011, a substantial portion of our revenue (approximately 90.9%) was derived from our general contracting services for residential and commercial landowners, approximately 4.5% of our revenue for the year ended December 31, 2011 was derivedfrom our sales and installation of engineered building systems; approximately four percent (4.2%) of our revenue for the year ended December 31, 2011 was derived from our installation of flooring and we obtained less than 1% of our revenue from our Native American housing and less than 1% of our revenue from software services. For the year ended December 31, 2010, we derived a substantial portion of our revenue (approximately 73%) from our installation of flooring, approximately 26% of our revenue from our Native American housing and a nominal amount of revenue from our software services. In 2011, we formed a joint venture with an independent third party for the purpose of holding, maintaining, developing, rehabilitating and selling residential real estate.  To date, we have not derived any revenue from the joint venture.

Page - 4

General Contracting and Management Solutions

A large portion of our general contracting revenue was derived from our agreement with Annabelle Homes LLC (“Annabelle”). On May 28, 2011, BBSI entered into an Agreement with Annabelle (the “Annabelle Agreement”), pursuant to which BBSI has commenced providing services as a contractor for the construction of twenty-eight (28) single family homes, six buildings containing townhomes, a commercial office building, a commercial convenience store and residential and commercial land development, collectively known as the Stanley North Dakota project, in exchange for the cost of the work necessarily incurred plus a contractor’s fee.  BBSI has also commenced work on six buildings containing townhomes and land development for Annabelle Tioga, LLC on the project collectively know as Tioga. The Annabelle Agreement further provides that BBSI will be the contractor of choice by Annabelle for additional work including projects known as the Kenmare Project, Stanley Pasture Project, and Columbus Project.

BBSI also provides construction management for companies that wish to outsource activities previously performed by full time construction departments.  This applies to building companies who have reduced their staff and developers who need projects built out.  BBSI also partners with general contractors to provide complete build outs for commercial buildings

Engineered Building Systems

Our second largest revenue generating source for the year ended December 31, 2011 was BBSI’s sales and installation of engineered building systems for the construction of “green” light commercial buildings using SIPs. The 2011 revenues attributed to these services were derived from services provided to a pre-school, Children’s Learning Adventure in Pearland, Texas.  Prior to this project we had a boutique hotel project in Bossier, Louisiana, in the planning stage; however, this project was abandoned during the third quarter of 2011.  We also use SIPS in the North Dakota project on the residential as well as the commercial buildings.  Light commercial buildings by definition are buildings that have five stories or less. We offer this product throughout the United States only through BBSI.  SIPs are high performance building panels used in floors, walls and roofs that are extremely strong, energy efficient and cost effective.  Based on our experience, the primary marketing advantage of SIPs is its reduction in construction time combined with “green” energy efficient materials at comparable costs of conventional building. SIPs are eco-friendly, recyclable building products that offer high energy efficiency and less waste. The Leadership in Energy & Environmental Design (“LEED”) system is an internationally recognized “green” building certification system that provides a set of standards for the environmentally sustainable design, construction and operation of buildings and neighborhoods.  All of our future SIPs system projects will be designed for certification under the LEED system. As part of our services, we work with the engineer, architect and customer to design the most appropriate building shell based on the customer’s needs.  Then, we order the panels from the manufacturer, work with the supplier on receiving the panels, deliver the panels to the construction site and oversee installation of the SIPs by the general contractor.

Bundled Building

Bundled building means combining several construction trade activities into one group based on interrelated functions and installation sequences. Our Floor Art subsidiary provides construction management services for a “bundle” of related trade activities for both residential and commercial buildings and is currently our only trade bundle in operation. Floor Art provides finishes for houses and commercial buildings including flooring, tile, counter tops, and bath surroundings. We believe that by using our business model which bundles various related trade activities together, management can eliminate scheduling delays and personnel inefficiencies caused by segregation of building activities.   Since all trades are working for the same company, we believe that communications are improved, and cross-training of personnel increases efficiencies among trade activities and reduces overall construction time.  Our bundle can operate in both residential and commercial construction and is capable of doing remodels or new builds.  We believe that this flexibility reduces market risk caused by different activity levels of different construction sectors.

Native American Housing

Our subsidiary, BBSI, also provides construction management services to Native American communities in the Southwestern United States.  Prior to November of 2011, we provided these services through a contract with a Native American owned company, Tribal Building Solutions, LLC (“TBS”), which began in September, 2009.  There is no common ownership between the Company and TBS.   TBS procured construction contracts with the tribes.  BBSI provided project management services including design, construction, land development and training of local labor.  BBSI now works directly with the tribes to bid for new projects.

Page - 5

Currently, we provide construction management services primarily for residential homes within these Native American communities.  Operating results from the Native American product did not begin until August of 2010 when we commenced the construction of six homes on the Jicarilla Nation in New Mexico and was completed in January 2011.  This project was completed under budget and under schedule in the harsh winter months in northern New Mexico.

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

We believe that our experience on the Jicarilla project gives us entry into the Native American housing market which is a significant housing market that has always been underserved.  There are dozens of tribes in the Southwest in need of 25 to 75 houses per year.  Traditional building by local labor, in our experience, is too slow and involves too many quality control issues; attempts to have non-Native American builders construct houses has been inconsistent due to communication problems.

Additionally, we believe that this market has the following distinct advantages over traditional housing markets:

•	Tribes are the only clients for each community which eliminates usual buyer risks like mortgage qualifications, cancellations, and specifications.
•	Little or no cash is required as building funds are pre-committed by tribes.
•	Pent up demand for housing is strong.

Software for Builders and Designers

BDC provides software solutions for builders and designers.  This product is less than 1% of the Company’s revenue and is not expected to increase in the near future.

Strategic Synergies

Our experience has shown that the combination of bundled trades with SIPs increases business in both commercial and residential contracting through several synergies:

•	BBSI becomes the general contractor on build out projects using the SIPs system which allows us to keep margins currently paid to outside contractors.
•	BBSI trade contractors can work on commercial and residential projects which we expect, based on past experience, to add additional profit that was previously paid to outside trade contractors.
•
BBSI can use the SIPs system on housing projects.  We feel that the SIPs system will allow housing projects to be built in more remote areas which will serve the North Dakota and the Native American markets. Many communities are located in remote areas without ready access to contractors.  By delivering ready-to-install manufactured SIPs panels to the construction site, more of the finished home can be delivered to the site, the home can be built faster and in less time, and there is less need for trades to be onsite to construct the building.  Many construction trades would have to pay for out of town costs to build in these areas, however, under our system all trades are working for the same company which reduces the overall costs and makes the building costs more feasible.

•	We believe that using one central corporate support team allows the BBSI and SIPs marketing teams to focus attention on sales and results in significantly higher sales prospects.

Page - 6

Industry and Market Data

We believe that the green home builders industry will experience growth in the future.  This is based in part upon a green home building study recently produced by McGraw-Hill Construction, a part of The McGraw-Hill Companies, in conjunction with the National Association of Home Builders (NAHB). According to such study, green homes comprised 17% of the overall residential construction market in 2011 and are expected to grow to between 29% and 38% of the market by 2016. By value, this equates to a five-fold increase, growing from $17 billion in 2011 to $87-$114 billion in 2016, based on the five-year forecast for overall residential construction.

According to McGraw-Hill Construction, the study found that  construction industry professionals reported an even steeper increase in green home remodeling; 34% of remodelers expect to be doing mostly green work by 2016, a 150% increase over 2011 activity levels, and that many home builders have shifted to the remodeling market due to the drastic drop in new home construction. In fact, according to McGraw-Hill Construction, 62% of the builders who do both new and remodeling work verified that the economy has increased their renovation work.

The study reveals business benefits afforded by green building, such as a competitive marketing advantage: 46% of builders and remodelers find that "building green" makes it easier to market themselves in a down economy, and an overwhelming 71% of firms that are dedicated to green home building report the same.

Many factors are driving the green homes market, with "higher quality" and "increases in energy costs" topping the list, indicating that today’s green homebuyer is not just a green consumer. The reported costs of building a green home have also gone down significantly. Builders report that the cost to go green is now 7%, as compared to 10% in 2008 and 11% in 2006.

According to the study, three U.S. regions are seeing higher than average growth: The West Coast has seen the highest green growth; the Midwest’s northern region, west of the Mississippi, is second highest; and New England ranks third.

According to McGraw-Hill Construction’s Dodge 2012 Construction Outlook, a detailed forecast of the industry's economic environment and market trends,

(i) single family housing in 2012 will improve 10% in dollars, corresponding to a 7% increase in the number of units to 435,000 (this is still a low amount, as the excess supply of homes due to foreclosures continues to depress the market);

(ii) multifamily housing will rise 18% in dollars and 17% in units, continuing its moderate, upward trend; and

(iii)commercial building will grow 8%. McGraw-Hill Construction also predicts that warehouses and hotels will see the largest percentage increases, but improvement for offices and stores will be modest.

Page - 7

The foregoing information regarding industry and market data is current as of the date indicated and is widely available to the public.  The Company is not funded or affiliated with any of the sources cited herein.

Employees

BBSI has twelve full time employees.

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

Raw Materials and Suppliers

The Company obtains all of its raw materials through sub-contractors who contract with various manufacturers, lumberyards, etc. across the United States.  Raw materials for our “bundle” and Native American housing products are in ready supply.  On the contrary, suppliers of SIPs panels within the U.S. are limited.  Our principal suppliers of SIPs panels include: Extreme Panel Technologies, Inc located in Cottonwood, MN, Insulspan, located in Delta, British Columbia and Blissfield, Michigan; Premier Building Systems, located in Phoenix, Arizona and Fife, Washington; and SIPs Team USA based in Bainbridge, Georgia. We obtain SIPs panels on a job by job basis by submitting a purchase order to the supplier.  Although the number of SIPs suppliers is limited, the number of actual SIPs panels that each supplier is able to provide is not limited and therefore, we have a ready supply of SIPs panels to address our needs.

Customers

The Company's customers are U.S. customers.  General Contracting has one customer which began operations in March of 2011.  This customer accounted for 91% of the total Company revenue in 2011.  Floor Art, the Company’s only operating “bundle”, has three major customers.  These three customers accounted for 49% and 78% of Floor Art’s revenues and 2% and 57% of the total Company revenue for the years ended December 31, 2011 and 2010, respectively.  Currently, there is no Native American housing customer and only one Engineered Building Systems customer, the Children’s Learning Center.  Although we have a limited number of customers, we have expanded our operations to include General Contracting and Management Solutions, the Native American housing, Engineered Building Systems and “bundle” of trade activities.  By expanding our operations, we have expanded our customer base and have thereby reduced the risk of losing any one of our current customers.

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

Page - 8

Recent Developments

On April 15, 2011, the Company signed an agreement with Carpe DM, Inc. (“Carpe DM”) for services related to investor relations.  Terms of the agreement called for the Company to issue to Carpe DM 75,000 shares of Rule 144 stock by April 22, 2011.  If both parties agreed to an extension then 180,000 shares of restricted common stock would be issued on June 22, 2011.  If the parties agreed to an additional extension then 180,000 shares of restricted common stock would be issued on October 22, 2011.  The Company issued the 75,000 shares on May 25, 2011 per agreement between both parties.  The June 22, 2011 extension for the additional 180,000 shares was not exercised, and the reservation of 360,000 shares has been cancelled.

On July 13, 2011, the Company signed a subcontract agreement totaling $570,970 with Morcon Construction Company, Inc. to provide and install SIPS panels for the Children’s Learning Adventure building in Pearland, Texas.  Construction activity began in July.  The Company supplied and installed structured insulated panels for the building shell and interior walls. The project was completed in 2011.

On July 14, 2011, the Company entered into a second agreement with Carpe DM. Pursuant to the new agreement, the Company issued an additional 90,000 shares of restricted common stock on September 22, 2011 for investor relations services through December 14, 2011.

On July 31, 2011, the Company and BBSI, as guarantor, entered into an Agreement (the “TCA Agreement”) with TCA Global Credit Master Fund, LP, a Cayman Islands limited partnership (the “Buyer”).  The TCA Agreement called for the Buyer to purchase from the Company up to One Million Dollars ($1,000,000) of senior secured redeemable debentures.  Debentures in the principal amount of Five Hundred Thousand Dollars ($500,000.00) were purchased on August 31, 2011 and additional debentures in the principal amount of Five Hundred Thousand Dollars ($500,000.00) may be purchased at a later date. The proceeds will be used for operating capital to continue our expansion of the North Dakota market and further the progress of current projects under development.

On July 31, 2011, the Company entered into a Securities Purchase Agreement with TCA Global Master Credit Fund. LP (“TCA”) wherein TCA agreed to purchase certain senior secured redeemable debentures from the Company.   As part of this agreement, the Company is required to pay a loan fee totaling $125,000 and as such issued 2,717,392 shares of restricted stock as payment for the fee.  Terms of the agreement require the Company to issue additional shares on March 31, 2012, such that the total market value of the shares issued for the loan fee equals $125,000 on March 31, 2012, or pay TCA the difference between the March 31, 2012 value of the 2,717,392 shares and $125,000 in cash.  Terms of the agreement also require TCA to return shares to the Company if the value of shares issued to TCA exceeds $125,000 on March 31, 2012 such that the total value of shares retained by TCA at March 31, 2012 is $125,000.

On October 25, 2011, the Company through its wholly owned subsidiary BBSI together with its joint venture partner, Builders Investment Group, LLC (BIG I), formed Builders Investment Group II, LLC (BIG II), an Arizona limited liability company, for the purposes of holding, owning, protecting, maintaining, developing, enhancing, rehabilitating, and selling residential real estate.  BBSI and BIG I are each 50% members of BIG II.

The Company entered into an Investment Agreement with Centurion Private Equity, LLC (“Centurion”) on December 20, 2011.  Pursuant to the Investment Agreement, Centurion committed to purchase up to $7,500,000 of our common stock, over a period of time terminating upon 36 months from the date of the Investment Agreement, subject to an effective registration statement covering the resale of the common stock and subject to certain conditions and limitations set forth in the Investment Agreement, including limitations based upon the trading volume of the Company’s common stock. The maximum aggregate number of shares issuable by us and purchasable by Centurion under the Investment Agreement is that number of shares of common stock having an aggregate purchase price of $7,500,000.  We may draw on the facility from time to time, as and when we determine appropriate subject to an effective registration statement covering the resale of the shares to be put to Centurion and in accordance with the terms and conditions of the Investment Agreement.  The maximum amount that we are entitled to put in any one notice is such number of shares of common stock as equals $500,000 provided that the number of shares sold in each put shall not exceed a share volume limitation equal to the lesser of: (i) $500,000 divided by a Company designated minimum purchase price per put share at which Centurion may purchase shares of common stock pursuant to such put notice which price shall be no greater than 80% and no less than 50% of the closing bid price of the Company’s common stock on the trading day immediately preceding the notice or (ii) 17.5% of the aggregate trading volume (the “Volume Limitation”) of the common stock traded on our primary exchange during any pricing period for such put excluding any days where the lowest intra-day trade price is less than the trigger price (which is the greater of: (a) the floor price plus a fixed discount of $0.01, subject to adjustment in certain circumstances; (b) the floor price if any set by us divided by 0.98; or (c) $0.01, the greater of all three clauses being referred to as the “Trigger Price”).  The offering price of the securities to Centurion will equal the lesser of: (i) 98% of the average of the lowest three daily volume weighted average price, or “VWAPs,” of our common stock during the fifteen trading day period beginning on the trading day immediately following the date Centurion receives our put notice (the “Market Price”) or (ii) the Market Price minus $0.01. However, if, on any trading day during a pricing period, the lowest intra-day trading price of the common stock is lower than the Trigger Price, then that day’s trading volume is excluded from the calculation of the Volume Limitation on the number of shares that we are entitled to sell in that put.  There are put restrictions applied on days between the put notice date and the closing date with respect to that particular put.  During such time, we are not entitled to deliver another put notice.   In connection with the preparation of the Investment Agreement and the registration rights agreement, we issued Centurion 171,233 shares of common stock as a document preparation fee having a value of $10,000 and 2,568,492 shares of common stock (of which 1,284,246 are being placed in escrow to be released in accordance with the terms of an escrow agreement), having a value of $150,000 (2% of the Maximum Offering Amount) as a commitment fee.   We also entered into a Registration Rights Agreement with Centurion pursuant to which we granted Centurion certain registration rights with respect to the shares issued to Centurion accordance with the terms of the Investment Agreement as a commitment fee and document preparation fee as well as the shares to be issued in connection with a put. We also agreed to register certain placement agent shares.

Page - 9

On March 12, 2012, we filed an amendment to our Certificate of Incorporation to provide that 10,000,000 shares of the Company’s 200,000,000 authorized shares, par value $0.001 per share, shall be designated as preferred stock, effective immediately.

Available Information

Additional information about us is contained at our website, www.dynvcorp .com. Information on our website is not incorporated by reference into this report. We will voluntarily send to shareholders an annual report that will include audited financial statements upon request.  We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-Kwith the Securities and Exchange Commission.  The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

Page - 10

ITEM 2.	PROPERTY.

The Company’s corporate offices are located at 8776 East Shea Blvd., Suite B3A-615, Scottsdale, Arizona.   The Company is under a month-to-month leasing agreement with a non-affiliated entity.  Rent for the year ended December 31, 2011 was $55,000 and the monthly rent  for 2012 is $3,500.   The Company does not presently own any interests in real estate.

ITEM 3.	LEGAL PROCEEDINGS.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.

Common Stock

Our common stock has been quoted on the OTCBB since June 10, 2010, and trades under the symbol “DYNV.OB.” Because we are quoted on OTCBB, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth the high and low bid prices for our common stock per quarter as reported by the OTCBB for the years ended December 31, 2010 and December 31, 2011. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.  These prices have been adjusted for the 5:1 stock split.

YEAR ENDED DECEMBER 31, 2011	High	Low
Fourth quarter	$0.085	$0.035
Third quarter	$0.075	$0.042
Second quarter	$0.25	$0.041
First quarter	$0.645	$0.21
YEAR ENDED DECEMBER 31, 2010
Fourth quarter	$0.81	$0.40
Third quarter	$0.81	$0.03
Second quarter	--	--
First quarter	--	--

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

Page - 11

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for our common stock. Many brokers may be unwilling to engage in transactions in our common stock because of the added disclosure requirements, thereby making it more difficult for stockholders to dispose of their shares.

 Record Holders

 As of March 22, 2012, an aggregate of 56,622,117 shares of our common stock were issued and outstanding and were owned by approximately 24 holders of record.

Dividends

The Company declared a 5:1 stock dividend on October 14, 2010 to stockholders of record on November 9, 2010.  The issuance date for each share issued as a stock dividend was deemed to be the same as the issuance date of their counterpart shares in respect of which they were issued.  Likewise, the shares issued as a stock dividend carried the same restrictions as to trading, if any, as their counterpart shares in respect of which they were issued.  All per share amounts have been restated in this Annual Report on Form 10-K to reflect stock for the dividends.

We have not paid any cash dividends on our common stock to date, and we have no intention of paying cash dividends in the foreseeable future. Whether we declare and pay dividends is determined by our board of directors at their discretion, subject to certain limitations imposed under Delaware corporate law. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operations, financial condition, cash requirements and other factors deemed relevant by our board of directors.

Issuer Purchases of Equity Securities

None.

Recent Sales of Unregistered Securities

The Company entered into three convertible notes with Asher Enterprises, Inc. (“Asher”) on January 7, 2011, February 24, 2011 and April 27, 2011, respectively. The principal of each of the January and February note was $35,000 and the April note was $50,000 with an annual interest rate of 8%. The maturity dates were October 11, 2011, November 28, 2011 and January 30, 2012, respectively. The Company repaid all three notes prior to maturity.  The issuances were not public offerings as defined in Section 4(2) of the Securities Act of 1933 because the issuances were made to an insubstantial number of persons and because of the manner of the offerings. In addition, the investor had the necessary investment intent as required by Section 4(2) since it agreed to, and received, securities bearing a legend stating that such securities are restricted. This restriction ensured that these securities will not be immediately redistributed into the market and therefore be part of a public offering. These issuances were done with no general solicitation or advertising by the Company. Based on an analysis of the above factors, the Company met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for these transactions.

On July 31, 2011, the Company issued a debenture in the principal amount of $500,000 to one investor in accordance with the terms of a securities purchase agreement.  As part of this agreement the Company issued 2,717,392 shares of restricted stock as payment for loan fees of $125,000.  As of March 1, 2012, the Company has prepaid $250,000 of the $500,000 outstanding principal balance.  The issuance was not a public offering as defined in Section 4(2) of the Securities Act of 1933 because the issuance was made to an insubstantial number of persons and because of the manner of the offering. In addition, the investor had the necessary investment intent as required by Section 4(2) since it agreed to, and received, securities bearing a legend stating that such securities are restricted. This restriction ensured that these securities will not be immediately redistributed into the market and therefore be part of a public offering. This issuance was done with no general solicitation or advertising by the Company. Based on an analysis of the above factors, the Company met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

On May 25, 2011 and September 22, 2011 the Company issued 75,000 and 90,000 shares of common stock to one entity for investor relations services through December 14, 2011. The issuance was not a public offering as defined in Section 4(2) of the Securities Act of 1933 because the issuance was made to an insubstantial number of persons and because of the manner of the offering. In addition, the investor had the necessary investment intent as required by Section 4(2) since it agreed to, and received, securities bearing a legend stating that such securities are restricted. This restriction ensured that these securities will not be immediately redistributed into the market and therefore be part of a public offering. This issuance was done with no general solicitation or advertising by the Company. Based on an analysis of the above factors, the Company met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

Page - 12

On December 20, 2011, the Company issued an aggregate of 2,739,725 shares of common stock to Centurion Private Equity, LLC (“Centurion”). These securities were issued in reliance on Section 4(2) of the Act.  The issuance did not involve any general solicitation or advertising by us.    Centurion acknowledged the existence of transfer restrictions applicable to the securities sold by us.  Certificates representing the securities sold contain a legend stating the restrictions on transfer to which such securities are subject.

On December 22, 2011, the Company entered into a restricted stock award agreement with Laurence Luke, a director, for 1,000,000 shares of common stock for services as a director.  The shares vest one third annually on each anniversary of the grant date.  These securities were issued in reliance on Section 4(2) of the Act.  The issuance did not involve any general solicitation or advertising by us.    Mr. Luke acknowledged the existence of transfer restrictions applicable to the securities issued by us.

Securities Authorized for Issuance Under Equity Compensation Plans

DYNAMIC VENTURES CORP. 2012 STOCK OPTION PLAN

Our shareholders approved and our board of directors adopted the Dynamic Ventures Corp. 2012 Stock Option Plan (the “Plan”) in February 2012 to promote our long-term growth and profitability by (i) providing our key directors, officers and employees with incentives to improve stockholder value and contribute to our growth and financial success and (ii) enable us to attract, retain and reward the best available persons for positions of substantial responsibility. A total of 7,500,000 shares of the Company’s Common Stock have been reserved for issuance upon exercise of options granted pursuant to the Plan. The Plan allows the Company to grant options to employees, officers and directors of the Company and its subsidiaries; provided that only employees of the Company and its subsidiaries may receive incentive stock options under the Plan. The Company has not granted any options as of March 22, 2012.  Set forth below is detail with respect to issuances under the Plan.

Plan category	Number of securities issued under equity compensation plan	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	0	0	7,500,000
Equity compensation plans not approved by security holders	0	0	0
Total	0	0	7,500,000

ITEM 6.	SELECTED FINANICAL DATA.

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

Page - 13

Overview

On August 2, 2010, BBSI entered into a Share Exchange Agreement whereby the Company obtained all of the issued and outstanding shares of its common stock in exchange for the issuance of 22,500,000 shares of common stock the Company (4,500,000 shares pre 5:1 dividend).  The transaction resulted in BBSI becoming a wholly owned subsidiary of the Company. After the Share Exchange Agreement, BBSI became the primary operating company.

Through our subsidiaries we provide construction and related services in North America. Our revenue has been derived from the following five different services we offer: (i) general construction for residential and commercial land owners; (ii) construction of engineered building systems (structured insulated panels (“SIPs”)) for commercial projects; (iii) installation of finishes, such as finishes for houses and commercial buildings, which include flooring, tile, counter tops, and bath surroundings; (iv) construction management and general contracting services to Native American communities in the Southwestern United States; and (v) project management services comprising design, construction, land development, and training of local labor. For the year ended December 31, 2011, a substantial portion of our revenue (approximately 90.9%) was derived from our general contracting services for residential and commercial landowners, approximately 4.5% of our revenue for the year ended December 31, 2011 was derived from our construction of our engineered building systems; approximately four percent (4.2%) of our revenue for the year ended December 31, 2011 was derived from our installation of flooring and we obtained less than 1% of our from our Native American housing and project management services. For the year ended December 31, 2010, we derived a substantial portion of our revenue (approximately 73%) from our installation of flooring, approximately 26% of our revenue from our Native American housing and a nominal amount of revenue from our project management services. We also develop software that allows builders and designers to plan their projects and to choose products and designs.  In 2011, we formed a joint venture with an independent third party for the purpose of holding, maintaining, developing, rehabilitating and selling residential real estate.  To date, we have not derived any revenue from the joint venture.

Operating Results for the Year Ended December 31, 2011 versus December 31, 2010

Upon the consummation or our share exchange in August 2010, we changed our primary line of business and commenced operations as a public company engaged in the provision of construction management solutions and related services. While legally the Company acquired BBSI, for financial presentation purposes this is considered a "reverse acquisition" where BBSI is considered the acquirer. Therefore the accompanying financial statements include the activity for BBSI on a combined basis prior to March 31, 2010 and on a consolidated basis after that date. Operations of the Company are included from August 2, 2010, as a result of its acquisition for financial reporting purposes.

Total sales increased 260% for the year ended December 31, 2011 compared to the year ended December 31, 2010. The fourth quarter 2011, was the first quarter in the Company’s history that it achieved profitability.  For the year ended December 31, 2011, we had sales of $12,794,654 as follows: General Contracting $11,625,986 representing approximately 90.9% of the revenue, Engineered Building Systems $570,970 representing approximately 4.5% of the revenue, Floor Art $541,048 representing approximately 4.2% of the revenue, Native American Housing $41,250 representing less than 1% of the revenue and BDC $15,400 representing less than 1% of the revenue.  There was a gross margin of $939,397 (7.3%) as follows: General Contracting $757,010 (6.5%), Engineered Building Systems $(16,878) (-3.0%), Floor Art $142,615 (26.4%),  Native American Housing $41,250 (100%) and BDC $15,400 (100%). There were expenses of $1,603,710 and a net loss of $664,313 for the year ended December 31, 2011, which included a one- time expense of $127,928  incurred in third quarter of 2011 in connection with our abandonment of the Bossier hotel project. Third quarter 2011 results filed with the 10Q reported a loss for the nine months ended September 30, 2011 of $668,926, as compared to a loss for the year ended December 31, 2011 of $664,313.  This decrease in loss was due to our profitable operations in the fourth quarter 2011.

Page - 14

Results for the comparable year ended December 31, 2010 were sales as follows: Floor Art - $2,600,737, representing approximately 73% of the revenue, Native American housing - $941,996, representing approximately 26% of the revenue, and BDC - $12,000, representing less than 1% of the revenue. There was a gross margin of $609,523 (17.1%) as follows: Floor Art - $552,073 (21.2%), Native American housing - $45,450 (4.8%), and BDC - $12,000 (100%).  There were expenses of $766,425 and a net loss of $156,902.  General Contracting and Engineered Systems activity had not yet begun at December 31, 2010.

General Contracting sales during the year ended December 31, 2011 were generated by the North Dakota project. Sales by quarter were 1st quarter $35,000, 2nd quarter $910,747, 3rd quarter $4,347,570, and 4th quarter $6,332,669.   Activity began in March of 2011. A portion of the second quarter was used for start-up time. Weather conditions in North Dakota have a limiting effect on construction capacity during 1st and 4th quarters of the year. The year 2012 will be the first full year of general contracting activity on the North Dakota project.

Both Floor Art and BDC are focused in the homebuilding market.  Floor Art’s decrease in sales for the year ended December 31, 2011 compared to the year ended December 31, 2010, is due to the decline in the homebuilding market for this time period. The small increase in sales in BDC for the comparable periods is not indicative of an upward trend in BDC’s sales.  BDC sales are trending down as a result of the decline in the homebuilding market.  Until the homebuilding market improves, additional sales for Floor Art will come primarily from installing finishes for BBSI’s General Contracting projects.

Floor Art’s margins increased from 21.2% in the year ended December 31, 2010, to 26.4% in the year ended December 31, 2011  Revenues attributable to insurance company projects and custom projects which generate higher margins increased while revenues from homebuilder clients which generate lower margins decreased. The gross profit for General Contracting comes from the cost plus contract for the North Dakota project.

Engineered Systems completed its first project in 2011 at a loss of $16,878. The loss is the result of first time project operating inefficiencies which are not anticipated to be ongoing and the fact that the project was abandoned.

Expenses, including other income and expenses, increased approximately 109% for the year ended December 31, 2011 versus the year ended December 31, 2010 to $1,603,710 from $766,425 due to increased payroll costs for the start up and ongoing operations of the North Dakota project, increased sales and marketing expenses and increased financing expenses.  Our general and administrative expenses consist of payroll and related payroll taxes, employer’s portion of employee health insurance costs, legal and accounting fees, bank charges, travel, meals and entertainment, office rent and maintenance, communication expenses (internet, fax, and telephone), courier, postage costs, and office supplies.

Liquidity and Capital Resources

Our balance sheet as of December 31, 2011 reflects cash in the amount of $539,933.  As of March 1, 2012 we had a cash balance of $340,448.  Cash from operations, issuance of stock and borrowings from inception to date have been sufficient to provide necessary operating capital to date.  The net loss for the year ended December 31, 2011 amounted to $664,313.  As of December 31, 2011 our accumulated deficit was $837,215 and we had a working capital deficit of $857,436.

Cash increased for the year ended December 31, 2011 by $384,420 as a result of cash provided by operating activities of $177,065, offset by cash used in investing activities of $84,312, and increased by cash provided by financing activities of $291,667 from net proceeds of the debenture. (See Note 6 to the notes to consolidated financial statements for the year ended December 31, 2011).  The net loss for the year ended December 31, 2011 of $664,313 was covered by activity on the North Dakota project which generated an increase in customer deposits and an increase in accounts payable in excess of the increase in accounts receivable and financing proceeds.

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

Page - 15

We expect to require a total of approximately $2,700,000 to fully carry out our business plan over the year 2012 as set out in this table:

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

We have historically financed our operations primarily by cash flows generated through operations and cash infusions from officers and outside investors in exchange for debt and/or common stock. In January, February, and April of 2011 we obtained a total of $120,000 in convertible debt financing which was paid in full during 2011. (See Note 6 to the notes to consolidated financial statements for the year ended December 31, 2011). In July of 2011, we entered into a $1,000,000 Securities Purchase Agreement for debenture financing. To date, we have issued $500,000 of debentures applicable to this agreement. (See Note 6 to the notes to consolidated financial statements for the year ended December 31, 2011). The debentures are secured by a lien on all of our assets and guaranteed by BBSI. In December of 2011, we entered into a $7,500,000 equity financing agreement. (See Note 2 to the notes to consolidated financial statements for the year ended December 31, 2011). However, prior to making any draw down on the equity line we must meet certain conditions and there is no assurance that any such conditions will be met.  There is no guarantee that we will be successful in raising any additional capital.  There can be no assurance that we will be able to raise these funds on terms acceptable to us, if at all.

Related Party Transactions

As a result of BBSI’s buyout of Floor Art and BDC in March of 2010, there was a net deemed distribution to the majority owner of $448,173.  This deemed distribution was the result of BBSI not buying all the assets of Floor Art and BDC.  In addition, the majority owner took a cash distribution of approximately $150,000 and the remaining balance due, pursuant to the reorganization, to the owner was recorded as a note payable of $303,442.

The majority owner then contributed inventory back to BBSI for equity at the book value of $120,027.  The net deemed distribution was recorded as a reduction in equity. The balance due the Director as of December 31, 2011 and December 31, 2010 is $303,442.  This amount is unsecured, non-interest bearing, and due upon demand.

In August of 2010, the Company hired JENAL Consulting, Inc. to provide the Company with marketing of the engineered construction system.  The owner of JENAL is the wife of Al Cain, a stockholder.  The Company has paid JENAL $187,997 for the year ended December 31, 2011 and $62,461 for the year ended December 31, 2010.

Page - 16

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

Future Financings

We will continue to rely on equity sales of our common stock and issuance of debt in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

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

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our consolidated financial statements. In general, management's estimates are based on historical experience, information from third party professionals, and various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management

Recently Issued Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-11, Disclosures about Offsetting Assets and Liabilities to facilitate comparisons between entities preparing financial statements on the basis of U.S.GAAP and entities preparing financial statements on the basis of IFRS.  The amendments in this update are effective for annual reporting periods beginning on or after January 1, 2013.  The Company does not have derivatives, financial assets, and financial liabilities that are covered by this update and the adoption of this update is not expected to have a significant impact on the Company’s consolidated financial statements.

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

The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate, but consecutive statements. The amendments in this update were to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  In December 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-12 deferring the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income.  Management believes that the adoption of these amendments will not have any impact on the Company’s consolidated financial statements.

Page - 17

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

The Company has implemented all new accounting pronouncements that are in effect and that are applicable. These pronouncements did not have any material impact on the consolidated financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 7A.	QUANTITIATIVE AND QUALITATIVE DICLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Page - 18

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Page - 19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Dynamic Ventures Corp.:

We have audited the accompanying consolidated balance sheet of Dynamic Ventures Corp. and subsidiaries as of December 31, 2011, and the related consolidated statements of operations, changes in equity, and cash flows for the year then ended. Dynamic Ventures Corp.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dynamic Ventures Corp. and subsidiaries as of December 31, 2011, and the results of their operations and their cash flows for the year ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ Mayer Hoffman McCann P.C.

Phoenix, Arizona March 26, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Dynamic Ventures Corp.

We have audited the accompanying consolidated balance sheet of Dynamic Ventures Corp. and subsidiaries as of December 31, 2010, and the related consolidated statement of operations, equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dynamic Ventures Corp. and subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

Hein & Associates LLP

Denver, Colorado
April 4, 2011

	DYNAMIC VENTURES CORP AND SUBSIDIARIES

	CONSOLIDATED BALANCE SHEETS
	For the Years Ended December 31, 2011 and December 31, 2010

		2011	2010

	ASSETS
Current Assets:
Cash and cash equivalents		$539,933	$155,513
Accounts receivable, net		2,197,742	165,436
Inventory		9,422	8,258
Contracts in process		-	15,393
Prepaid job costs		34,108	164,835
Deferred loan fees		110,638	-
Prepaid and other current assets		16,745	10,475
Total current assets		2,908,588	519,910
Deferred equity costs		160,000	-
Property and Equipment, net		80,148	-
Total Assets		$3,148,736	$519,910

	LIABILITIES AND EQUITY ( DEFICIT )
Current Liabilities:
Accounts payable		$2,491,520	$110,790
Deferred income		-	5,400
Royalty payable – contracts		-	29,609
Customer deposits		350,000	14,093
Accrued liabilities		29,395	4,451
Debenture payable		291,667	-
Note payable maturities within one year		100,000	-
Note payable – related party		303,442	303,442
Shares settled financing fees		200,000	-

Total current liabilities		3,766,024	467,785

Commitments and contingencies

Note payable			100,000
Total Liabilities		3,766,024	567,785

Equity ( Deficit ):

Common stock, 0.0001 par value, 200,000,000 shares authorized, 55,622,117 and 50,000,000 shares issued and outstanding at December 31,2011 and December 31, 2010, respectively		5,163	5,000
Additional paid-in capital		214,764	120,027
Accumulated (deficit)		(837,215)	(172,902)
Total ( deficit )		(617,288)	(47,875)
Total Liabilities and Equity (Deficit )		$3,148,736	$519,910

The accompanying notes to consolidated financial statements are an integral part of these statements.

DYNAMIC VENTURES CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2011 and December 31, 2010

	2011	2010

REVENUE:
Contract revenue	$12,794,654	$3,542,733
Software revenue	-	12,000
Total revenue	12,794,654	3,554,733

COST OF REVENUE:
Cost of contract revenue	11,855,257	2,945,210

GROSS MARGIN	939,397	609,523

OPERATING COSTS:
General and administrative	1,425,078	753,009
Depreciation and amortization	4,164	12,749
Total operating expenses	1,429,242	765,758

LOSS FROM OPERATIONS	(489,845)	(156,235)

OTHER EXPENSE	(174,468)	(667)

LOSS BEFORE TAXES	(664,313)	(156,902)
Income tax expense	-	-

NET LOSS	$(664,313)	$(156,902)

NET LOSS PER COMMON SHARE FROM
OPERATIONS:
Basic & Diluted	$(0.01)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic & Diluted	51,045,080	33,876,712

              The accompanying notes to consolidated  financial statements are an integral part of these statements.

DYNAMIC VENTURES CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For The Years Ended December 31, 2011 and December 31, 2010

	Common Stock
	Shares	Value	Contributed Capital	Retained Earnings	Total

MEMBERS' EQUITY BALANCE as of
December 31, 2009 (combined)			$1,744,201	$(1,188,001)	$556,200
Recapitalization, including stock dividend	22,500,000	$2,250		(2,250	-
Reorganization			(1,176,001)	1,176,001	-
Deemed distribution			(448,173)	-	(448,173)
Shares issued for Stock Exchange	27,500,000	2,750		(1,750)	1,000

Net income before reorganization				12,000	-
Net (loss) after reorganization				(168,902)	-
Total net (loss)				(156,902)	(156,902)

STOCKHOLDERS' DEFICIT BALANCE as of
December 31, 2010 (consolidated)	50,000,000	$5,000	$120,027	$(172,902)	$(47,875)

Shares issued for services	165,000	16	9,884		9,900
Shares issued for loan fees	1,455,479	147	84,853		85,000

Net loss for the year ended
December 31, 2011				(664,313)	(664,313)

STOCKHOLDERS' DEFICIT BALANCE as of
December 31, 2011 (consolidated)	51,620,479	$5,163	$214,764	$(837,215)	$(617,288)

  The accompanying notes to consolidated  financial statements are an integral part of these statements.

DYNAMIC VENTURES CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2011 and December 31, 2010

	2011	2010

CASH FLOWS FROM ACTIVITIES:
Net income (loss)	$ (664,313)	$ (156,902)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,164	12,749
Amortization of deferred loan fees	55,212	-
Stock issued for services	9,900	-
Changes in operating assets and liabilities:
Accounts receivable	(2,032,306)	136,520
Inventory	(1,164)	(372)
Contracts in process	15,393	23,753
Prepaid job costs	130,727	(164,835)
Prepaid loan fees	(40,850)	-
Prepaid expenses and other assets	(6,270)	5,525
Accounts payable	2,380,730	94,389
Deferred income	(5,400)	(21,850)
Royalty payable - contracts	(29,609)	(62,331)
Customer deposits	335,907	3,767
Accrued liabilities	24,944	4,451

Net cash provided by (used in) operating activities	177,065	(125,136)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(84,312)	-
Cash distribution	-	(150,000)
Net cash used in investing activities	(84,312)	(150,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	-	100,000
Proceeds from issuance of convertible debt	120,000	-
Repayment of convertible debt	(120,000)	-
Proceeds from issuance of debenture	500,000	-
Payment on debenture principal	(208,333)	-
Advance from related party	-	50,000
Net cash provided by financing activities	291,667	150,000
Net increase (decrease) in cash and cash equivalents	384,420	(125,136)

CASH AND CASH EQUIVALENTS, beginning of period	155,513	280,649
CASH AND CASH EQUIVALENTS, end of period	$ 539,933	$ 155,513

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Stock issued for services	$ 9,900
Stock issued for deferred equity costs	$ 85,000
Stock to be settled for deferred equity costs	$ 75,000
Stock to be settled for deferred loan fees	$ 125,000
Deemed distribution		$ 448,173
Note payable to shareholder for deemed distribution		$ 303,442

Cash used for interest expense	$ 89,628	$ -

              The accompanying notes to consolidated financial statements are an integral part of these statements.

DYNAMIC VENTURES CORP.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization- Dynamic Ventures Corp. (the "Company")  was incorporated in the State of Delaware on December 22, 2008. The Company initially intended to engage in the manufacturing and distribution of a non-powered toothbrush with longitudinal to lateral motion conversion.  This never materialized and the Company became a shell public company.

Bundled  Builder Solutions Inc. ("Bundled Builder" also "BBSI")  was incorporated  on August 29, 2008 under the laws of the state of Delaware.  Bundled Builder was formed to provide construction services through the combination of trade contractors and management integrated into one organization.  It acquired Floor Art, LLC ("Floor Art") and Builder Design Center, LLC ("BDC") in an asset purchase transaction effective March 31, 2010. These companies had common ownership and all significant intercompany accounts and transactions have been eliminated in presenting the combined results prior to the acquisition on March 31, 2010 and consolidated results. after the acquisition on March 31, 2010.  Floor Art's primary business is installation of flooring. BDC develops software for use by builders and designers. Both subsidiaries have been in business for over five years.

Additionally, Bundled Builder provides construction management services and general contracting for residential and commercial construction for land owners throughout the United States and Native American communities.    These services for Native American communities in the Southwestern United States were provided through a contract with a native owned company, Tribal Building Solutions, LLC.  There is no common ownership between the Company and Tribal Building Solutions, LLC.  This contract relationship began in September of 2009 and was terminated in November of 2011.

Bundled  Builder  also  provides  construction  management  for  engineered  systems  including  structured insulated panels' construction (SIPS) for commercial projects throughout the United States.  In August of 2010, Bundled Builder formed a subsidiary, EZ Build Systems, LLC, to conduct the engineered systems portion of the business.  During 2011, EZ Build Systems, LLC was dissolved and all engineered systems business was conducted by Bundled Builder.  There were no transactions in EZ Build Systems, LLC in 2011 or 2010.

On October 25, 2011, the Company through its wholly owned subsidiary Bundled Builder Solutions, Inc. (BBSI) together with its unaffiliated joint venture partner, Builders Investment Group, LLC (BIG I), formed Builders Investment  Group  II, LLC (BIG II), an Arizona limited liability  company for the purposes of holding, owning,  protecting, maintaining, developing, enhancing, rehabilitating, and selling residential real estate. Each member of the LLC receives 50% of the profits or losses.  There were no purchases or sales in 2011.

On  August  2,  2010,  the  Company entered  into  a share  exchange  agreement  with BBSI  whereby  the Company  obtained  all of the issued and outstanding  shares of  BBSI,  in exchange  for the issuance  of 22,500,000  shares of common stock of the Company (originally 4,500,000 shares adjusted for a 5:1 stock split). The transaction resulted in BBSI becoming a wholly owned subsidiary of the Company.  As a result of the share exchange, the Company intends to carry on the business of BBSI as the primary business.

Prior to the closing of the share exchange, there were no options or warrants to purchase shares of capital stock of the Company or BBSI outstanding and as of December 31, 2011, the Company has not adopted an equity incentive plan or otherwise reserved shares for issuance as incentive awards to officers, directors, employees and other qualified persons in the future.   See Note 2 and Note 13 regarding adoption of an equity plan to reserve shares for issuance as incentive awards to officers, directors, employees and other qualified persons in the future.  That plan was adopted in January of 2012.

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

Basis of Presentation  - While legally the Company acquired BBSI, for financial presentation purposes this  is  considered  a  "reverse  acquisition"  where  BBSI  is  considered  the  acquirer.  Therefore   the accompanying consolidated financial statements include the activity for BBSI on a combined basis prior to March 31, 2010 and on a consolidated basis after that date.  Operations of the Company are included from August 2, 2010, as a result of its acquisition for financial reporting purposes.

In  March  20 I 0,  Floor  Art  and  BDC  were  acquired  by  BBSI.  All of the entities had common ownership.  The transaction   resulted   in a recapitalization   of   Floor Art   and   BDC   with   no   cost involved.  BBSI also did not acquire certain insignificant assets or pay all agreed-upon cash distributions in exchange  for  a  note  payable  to  the  major  shareholder,  which  resulted  in  a  deemed  distribution  of $448,173.  Therefore, for financial presentation purposes, the accumulated deficits of Floor Art and BDC prior to the reorganization are being reflected as distributed capital. Due to common ownership, this transaction resulted in the transfer of assets and liabilities to BBSI at carrying value.

The 2010 and the 2011 financial information including BIG II is reflected as consolidated.

Principles  of Combination - The annual consolidated financial statements  include the  accounts of  the Company, its subsidiaries and BIG II.  There was no activity in BIG II in 2011. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates - The  preparation of  financial  statements  in  conformity  with  accounting  principles generally  accepted  in  the  United  States  of  America  requires  management  to  make  estimates  and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from these estimates.

Cash and Cash  Equivalents - The Company considers  all highly-liquid  investments  purchased  with an original  maturity of three months or less on the purchase date to be cash equivalents.   Deposits at each institution are insured in limited amounts by the Federal Deposit Insurance Corporation (FDIC). At times, cash and cash equivalents may exceed amounts insured by the FDIC

Valuation of Accounts Receivable -The Company accrues for revenue based on the completion of work. Billings are due within 30 days.  Accounts receivable are reviewed to determine which are doubtful of collection.  In making the determination of the appropriate allowance for doubtful accounts, the Company considers specific accounts, analysis of accounts receivable agings, changes in customer payment terms, historical  write-offs,  changes  in customer  demand  and  relationships,  concentrations  of  credit risk  and customer  credit  worthiness.   The allowance  for  doubtful  accounts  totaled  $8,250  at December 31, 2011 and $35,000 at December 31, 2010.  Accounts totaling $26,750 were written off against the allowance for doubtful accounts in 2011.

Property and Equipment- Property and equipment are stated at cost and depreciated using the straight-line method over estimated useful lives of three to seven years.  Upon retirement or sale, the costs of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized.  Repairs and maintenance charges are expensed as incurred. The Company recorded $4,164 and $8,340 of depreciation for the years ended December 31, 2011 and 2010, respectively.

Inventory- Inventory consists of carpet and carpet pad which are valued at the lower of cost or market. There was no allowance for inventory obsolescence at December 31, 2011 and December 31, 2010.

Long-Lived Assets- The Company evaluates potential impairment of long-lived assets, in accordance with Financial  Accounting  Standards   Board  (FASB)  Accounting  Standards   Codification  (ASC)  360-10, Accounting for the Impairment or Disposal of Long-Lived Assets , which requires the Company to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. No impairment was recorded for the years ended December 31, 2011 and 2010.

Revenue Recognition - The Company derives revenue from BBSI and its subsidiaries for their specific line of business.

The Company recognizes revenue for Floor Art in accordance with ASU 605-35-50, Accounting for Performance of Construction-Type and Certain Product-Type Contracts.  Under this rule, the Company can perform work under a fixed-price contract or a time-and-materials contract.  As these jobs are short in nature, revenue is recognized at the completion of the project.  For contracts in progress but not completed, costs incurred are accumulated until completion of the contract.  These costs consist of labor and materials At December 31, 2011 and December 31, 2010, costs incurred on projects in progress were $0 and $15,393, respectively.

BDC is providing a software resource for builders and designers to use in the design center selection process.  To access the software, there is a fee billed at the beginning of the contract period which extends, generally, a period of six months. As the billing and collection of fees are collected up front, the Company has deferred revenue for the portion of revenue received, but not earned, at year end. Revenue is recognized on a straight-line basis over the term of the contract.  For the years ended December 31, 2011, and December 31, 2010, the Company had deferred revenue of $0 and $5,400, respectively.

The Company recognizes revenue for BBSI construction management projects in Native American communities and for general contracting in accordance with ASU 605-35-50, Accounting for Performance of Construction-Type  and Certain  Product-Type Contracts.  Under this rule, the Company can perform work under a fixed-price contract or a time-and-materials contract.   As these jobs are longer in nature, revenue is recognized as a percentage of completion based on the percentage of costs paid on the total cost of the project.  For contracts in progress but not completed, costs incurred are charged to costs of contract revenues at the same time the revenues are recognized. The BBSI contract for the North Dakota project is a cost plus contract. Revenue is recognized equal to the costs incurred plus the related fee as the costs are incurred.  For the year ended December 31, 2011, the Company had recorded revenues of $11,625,986 and costs of contract revenues of $10,868,976 for general contracting.  There was no activity in  general contracting for 2010.

Page - 26

For the year ended December 31, 2011, the Company recorded revenues of $41,250 and costs of contract revenues of $0 for construction activity in Native American communities. As of December 31, 2010, the Company had recorded revenues of $941,996 and costs of contract revenues of $896,546 for the Native American communities.   There was no construction in progress for Native American communities at December 31, 2011.

The Company recognizes revenue for BBSI engineered building systems' projects in accordance with ASU 605-35-50, Accounting for Performance of Construction-Type and Certain Product-Type Contracts.  Under this rule, the Company can perform work under a fixed-price contract or a time-and-materials contract.  As these  jobs  are  longer  in  nature,  revenue  is  recognized  as  a  percentage  of  completion  based  on  the percentage of costs paid on the total cost of the project. For contracts in progress, costs incurred but not yet expensed to cost of sales are reflected as contracts in progress. These costs consist of labor and materials which was $0 at December 31, 2011 and $0 at December 31, 2010, respectively.  For the year ended December 31, 2011, the Company had recorded revenues of $570,970 and costs of contract revenues of $587,848 for engineered building systems' projects. There was no activity in engineered building systems' projects for 2010.

No revenue was recognized for BIG II in 2011 as there was no activity in BIG II in 2011.

Income (Loss) per Common Share- Basic income (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.  The 22,500,000  (adjusted for the 5:1  stock split) shares  issued  for the August 2, 2010 stock exchange described in note 1 are considered outstanding for the entire years ending December  31,  2011   and  2010.  Dynamic Ventures Corp shares issued prior  to  the  stock  exchange agreement totaling 27,500,000 (adjusted for the 5:1 stock split) are considered outstanding from August 2, 2010, the effective date of the stock exchange agreement. Fully diluted loss per share is computed similarto basic loss per share except that the denominator is increased to include the number of additional shares of common stock  that  would  have  been outstanding  if  the  potential common  shares  had  been  issued  and  if  the additional shares of common stock were dilutive.  There are 1,000,000 shares in the Restrictive Stock Award (See Note 2) that are dilutive shares at December 31, 2011.  These shares are antidilutive due to the net loss in 2011 and as such their effect has not been included in the calculation of diluted net loss per share.  There were no dilutive financial instruments issued or outstanding for the year ended December 31, 2010.

Income Taxes  -Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities  are determined  based on temporary  differences between  the  bases of certain  assets and liabilities  for  income  tax and  financial  reporting  purposes.  The deferred tax assets and  liabilities  are classified according to the financial statement classification of the assets and liabilities generating the differences.

The  Company  maintains  a  valuation  allowance  with  respect  to  deferred  tax  assets.   The  Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company's  financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes  in circumstances,  such  as the  Company  generating taxable  income,  could  cause a  change  in judgment about the realizability of the related deferred tax asset.  Any change in the valuation allowance will be included in income in the year of the change in estimate.

The Financial Accounting Standards Board issued guidance on accounting for uncertainty in income taxes,  effective  for  the  year  ended  December  31,  2009.   Management  evaluated  the  Company's   tax positions and concluded that the Company had taken no uncertain tax positions that require adjustment to the consolidated financial  statements  to comply  with the provisions  of this guidance.   The Company's  policy  is to recognize interest and penalties related to uncertain tax positions in income tax expense.  As of December 31, 2011, and December 31, 2010, the Company made no provision for interest or penalties related to uncertain tax provisions.

The Company files income tax returns in the U.S. federal jurisdiction and Arizona.  There are currently no federal or state income tax examinations  underway for these jurisdictions.  Given that the Company was newly formed in 2008, the Company is not subject to income tax examinations by the U.S. federal, state or local tax authorities for years before 2008.  Open years subject to examination are 2008 thru 2011.

Advertising Costs- Advertising costs are expensed as incurred.  Advertising costs in 2011 and 2010 were $0 in each year..

Fiscal Year End- The Company has adopted a year end of December 31.

Loans tram Related Parties- Directors and Stockholders- As of December 31, 2011 and December 31, 2010, loans from related parties amounted to $303,442 and represented working capital advances from principal officers and directors who are also stockholders of the Company.  The loans are unsecured, non interest bearing, and due on demand.

Page - 27

2.  COMMON STOCK AND EQUITY

Common Stock  - On March 29, 2010, the Company completed an offering of 2,500,000 shares of newly issued  common  stock  at  an  offering  price  of  $0.03  per  share  for  proceeds  of  $75,000  by  filing  a Registration Statement on Form S-1 with the Securities and Exchange Commission (SEC).

In March 2010, Floor Art and BDC were acquired by BBSI in an asset purchase transaction effective March 31, 2010.  All of the entities had common ownership.  The transaction resulted in a recapitalization of Floor Art and BDC with no cost involved.  BBSI also did not acquire certain insignificant assets or pay all agreed-upon cash distributions in exchange for a note payable to the major shareholder, which resulted in a deemed distribution of $448,173.  See Note 3.  The accumulated deficit of $1,176,001 of Floor Art and BDC prior to the reorganization was reflected as distributed capital.

On August 2, 2010, the Company entered into a share exchange agreement with BBSI whereby the Company  obtained  all of the issued and outstanding  shares of BBSI,  in exchange  for the issuance of 22,500,000 shares of common stock of the Company (originally 4,500,000 shares adjusted for a 5:1 stock split). The transaction resulted in BBSI becoming a wholly owned subsidiary of the Company.

Shares issued by the Company prior to the share exchange agreement totaling 27,500,000 (adjusted for the 5:1 stock split) were considered outstanding from August 2, 2010, the effective date of the stock exchange agreement.

For financial reporting presentation purposes, BBSI issued 22,500,000 (4,500,000 shares adjusted for the 5: I   stock dividend) shares of its common stock to acquire the Company.  Therefore the operations of the Company are not reflected within these financial statements until after August 2, 2010, and the financial statements before this date are of BBSI.

The Company declared a 5: 1 stock dividend on October 14, 2010 to stockholders of record on November 9, 2010.  The issuance date for each share issued as a stock dividend will be deemed to be the same as the issuance date of their counterpart shares in respect of which they were issued.  Likewise, the shares issued as a stock dividend will carry the same restrictions  as to trading, if any, as their counterpart shares in respect of which they were issued.  Due to the size of the stock dividend, it has been accounted for as a stock split and the effect of this stock dividend has been reflected in the financial statements for years ended December 31, 2011 and December 31, 2010.

On July 31, 2011, the Company entered into a Securities Purchase Agreement with TCA Global MasterCredit Fund.  LP (TCA) wherein TCA agreed to purchase certain senior secured redeemable debentures from the Company.   See Note 6 below.  As part of this agreement, the Company was required to pay a loan fee totaling $125,000 and as such issued 2,717,392 shares of Rule 144 stock as payment for the fee based on a share price of $.046.  Terms of the agreement require the Company to issue additional shares on April 30, 2012, such that the total market value of the shares issued for the loan fee equals $125,000 on April 30, 2012, or pay TCA the difference between the April 30, 2012 value of the 2,717,392 shares and $125,000 in cash.  Terms of the agreement also require TCA to return shares to the Company if the value of shares issued to TCA exceeds $125,000  on April 30, 2012  such that the total value of shares retained  by TCA at April 30, 2012 is $125,000.   The share price at December 31, 2011 was $.055.  As a result of unknown value of this future valuation, the issued shares are reflected as issued and outstanding; however, the Company has reflected the $125,000  as a liability and not equity on the balance sheet as of December 31, 2011.   Additionally, the statement of changes in equity does not reflect the 2,717,392 shares issued related to this transaction.

On May 25, 2011, the Company issued 75,000 shares of restricted stock to Carpe DM, Inc. ("Carpe DM") for services related to investor relations.   Market value at the time of issuance was $.06 per share resulting in a $4,500 expense recorded in second quarter of 2011.

On September 22, 2011, the Company issued 90,000 shares of Rule 144 stock to Carpe DM for investor relations  services  through  December  14, 2011.    Market value  at time of  issuance  was $.06  per share resulting  in a $5,400  expense  recorded in third quarter of 2011.  There  is no agreement  for additional services in place with Carpe DM at December 31,2011.

During 2011, the Company entered into three convertible notes with an independent third party totaling $120,000.   Per the terms of the agreements, after 180 days from each note date, the lender is entitled to convert the principal and accrued interest into common stock of the Company at a discount based on the 10 day average close price prior to the conversion.  The agreements entitle the Company to prepay the principal of the note, including a prepayment fee, prior to conversion by the lender. All three notes were paid in full prior to conversion in 2011. The prepayment fee paid in 2011was$60,000.There is no requirement to reserve shares for possible conversion at December 31, 2011.  See Note 6.

The Company entered into an Investment Agreement with Centurion Private Equity, LLC ("Centurion") on December 20, 2011 wherein Centurion committed to purchase up to $7,500,000 of the Company’s common stock, over a period of time terminating upon 36 months from the date of the Investment Agreement subject to an effective registration statement covering the resale of the common stock and subject to certain conditions and limitations set forth in the Investment Agreement, including limitations based upon the trading volume of  the  Company's   common  stock.  The  maximum  aggregate  number  of  shares  issuable  by  the Company and purchasable  by Centurion  under the Investment Agreement is that number  of shares of  common stock having an aggregate purchase price of $7,500,000.  In connection with the preparation of the Investment Agreement and the registration rights agreement, the Company issued Centurion 171,233 shares of restricted144 common stock as a document preparation fee having a value of $10,000 and 1,284,246 shares of restricted144 common stock as  a commitment  fee having a value of $75,000.  Additionally, as an additional commitment fee 1,284,246 shares of Rule 144 common stock having a value of $75,000 have been placed in escrow.  Terms of the escrow agreement require the Company to issue additional shares during the 36 month term such that the total market value of the shares issued for the loan fee equals $75,000 when the shares are required to be issued or pay Centurion the difference between issued 1,284,246 shares and $75,000 in cash  As a result of unknown value of these shares at the future release, the 1,284,246 shares are reflected as issued and outstanding; however, the Company has reflected the $75,000 as a liability and not equity on the balance sheet as of December 31, 2011.  Additionally, the statement of changes in equity does not reflect the 1,284,246 shares issued related to this transaction.   The Deferred Equity Costs consisting of total preparation fee of $10,000 and commitment fee of $150,000 will be deferred until the put is exercised and then offset against the stock in equity on a pro rata basis. There was no expense recorded in 2011.

Page - 28

We also entered into a Registration Rights Agreement with Centurion pursuant to which we granted  Centurion certain registration rights with respect to the shares issued to Centurion in accordance with the terms of the Investment Agreement as a commitment fee and document preparation fee as well as the shares to be issued in connection with a put. We also agreed to register the placement agent shares.  See Form 8-K filed with the Securities and Exchange Commission on December 27, 2011.

On December 22, 2011 (Grant Date), the Company entered into a restricted stock award agreement with Laurence M. Luke, a director, for 1,000,000 shares as compensation for his services as a director.  The shares vest one third annually  on each anniversary of the Grant Date. Fair market value of a share at the Grant Date was $.05.   There were no vested shares  at December  31, 2011. See Exhibit 10-19 included herein.

3. RELATED PARTY TRANSACTIONS

Related Party Transactions - As a result of BBSI's buyout of Floor Art and BDC in March of 2010, there was a net deemed distribution to the majority  owner  of $448,173.  This deemed  distribution was the result of  BBSI  not  buying  all  the  assets  of  Floor  Art  and  BDC.  In addition,  the  majority  owner  took  a cash distribution of approximately $150,000 and the remaining  balance  due,  pursuant  to the reorganization, to the owner was recorded  as a note payable  of $303,442. The majority  owner then contributed inventory  back to BBSI for equity at the book value of $120,027.  The net  deemed   distribution  was  recorded  as  a  reduction  in  equity.   The  balance due  the  Director  as  of December  31,2011 and December  31,2010 is $303,442.  This amount  is unsecured, non-interest bearing, and due upon demand.

In August of 2010, the Company  hired JENAL  Consulting,  Inc. to provide  the Company with marketing of the  engineered construction system.   The  owner  of  JENAL  is  the  wife  of  AI  Cain,  a stockholder.  The Company has paid JENAL $187,997 as of December  31, 2011 and $62,461  as of December 31, 2010.

4.  INCOME TAXES

Income taxes are summarized as follows for the years ended December 31:

	Years Ended December 31
	2011	2010
Current expense (benefit)	$0	$ (33,000)
Deferred expense	0	33,000
Net income tax ( benefit ) expense	$0	$0

The tax effects of temporary differences that give rise to the deferred tax assets as of December 31, 2011 and 2010 are as follows:

Deferred tax assets:	2011	2010
Net operating loss carryforwards	$310,725	$62,254
Allowance for bad debts	3,135
Intangible – Patent	8,699	9,383
Valuation allowance	(322,559)	(71,637)
Net deferred tax assets	$ 0	$ 0

Page - 29

There were no deferred tax liabilities at December 31, 2011 or December 31, 2010.

A reconciliation of the differences between the effective and statutory income tax rates are as follows for the years ended December 31:

	2011		2010
	Amount	Percent	Amount	Percent
Federal statutory rates	$(225,866)	-34.00%	$(57,000)	-34.00%
State income taxes	(20,594)	-3.10%	(8,000)	-4.60%
Nondeductible items	1,480	0.22%
Change in valuation allowance	250,922	37.77%	33,000	19.50%
Change in rate other	(5,942)	-0.89%	32,000	19.10%
	$ 0	0.00	$ 0	0.00

As of December 31, 2011, the Company had approximately $817,698 of net operating loss carryforwards for Federal tax purposes which expire in the years 2029 through 2031.  There were $376,344 of NOL’s for Arizona state tax purposes which expire in years 2014 through 2016, and $441,364 of NOL’s for North Dakota state tax purposes which expire in year 2031.

The Company has experienced operating losses since inception. A full valuation allowance have been established  for deferred tax assets based on a "more  likely than not" threshold. The ability to realize deferred tax assets depends on our ability to generate sufficient taxable income within the carry forward periods provided in the tax law.

The Company annually conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of December 31, 2011.

Page - 30

5.  COMMITMENTS AND CONTINGENCIES

Commitments and contingencies- The Company has an office space lease with a non-affiliated entity.  The lease is month-to-month and can be cancelled at anytime.  The total rent expense under this agreement was

$55,000 and $48,500 for the years ended December 31, 2011 and 2010, respectively

On September 1, 2011, the Company entered into an agreement with Builder MT to purchase and install software totaling $69,460.  Terms call for a down payment of $17,365 and monthly payments of $8,682 for six months.  Total amount paid as of December 31, 2011 is $52,075.  The remaining amount of the contract of $17,385 is for services in the future that the Company is committed to pay.  Costs are capitalized in Property and Equipment. See Note 8.

In 2011, the Company entered into a contract with Annabelle to provide construction for residential and commercial projects.  Under the terms of the contract the Company is required provide a warranty for construction on completed construction for one year from completion.  There were no charges incurred during 2011 under this warranty program.

Litigation - From time to time, the Company may be subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the ordinary course of business activities.  The Company is not currently aware of any legal proceedings or claims that will have, individually or in the aggregate, a material effect on the Company's financial condition, results of operations or cash flows.

6.  NOTES PAYABLE

The Company entered into the following notes payable for working capital with a bank: on August 27, 2010 for $50,000; on October 29, 2010 for $25,000; and on November 17, 2010 for $25,000. Terms of the notes call for repayment by August 27, 2012, with interest accrued at 18% per year.  The interest expense for the years ended December 31, 2011 and 2010 was $18,000 and $4,451, respectively.   The Principal due in 2012 is $100,000.

Convertible Debt- The Company entered into the following three convertible notes with an independent third party: on January 7, 2011 for the principal amount of$35,000; on February 24, 2011 for the principal amount of $35,000; and on April 27, 2011 for the principal amount of $50,000.  Each note has an annual interest rate of 8%.  Maturity dates are October 11, 2011, November 28, 2011, and January 30, 2012, respectively. After 180 days from the note date, the lender is entitled to convert the principal and accrued interest into common stock of the Company at a discount based on the 10 day average close price prior to the conversion. The agreement entitles the Company to prepay the principal of the note, including a prepayment fee, prior to conversion by the lender.   On July 6, 2011, August 29, 2011, and October 27,2011, the Company paid the respective notes in full and the reservations of shares for possible conversions were cancelled.  See Note 2 above.  Interest expense for the year ended December 31, 2011, including the prepayment fees of $60,000, totaled $64,628.

Debenture payable - On July 31, 2011, the Company entered into a Securities Purchase Agreement with TCA Global Master Credit Fund LP ( TCA) wherein TCA agreed to purchase up to $1,000,000 of certain senior secured redeemable debentures from the Company for a period of 12 months at 12% per annum.  Per this agreement, the Company issued a senior secured redeemable debenture in the amount of $500,000 on July 31, 2011 with a maturity date of August I, 2012.   As part of this agreement, the Company is required to pay a loan fee totaling $125,000 and as such issued 2,717,392 shares of Rule 144 stock as payment for the fee. See Note 2 above.  The loan fee is expensed to interest expense on a straight line basis over 12 months.  Interest expense including the loan fee expense for the year ended December 31, 2011 is $67,224.

7. LIQUIDITY

In 2011, the Company incurred a net loss of $664,313, generated $177,065 of cash flow from operating activities,  and  has an  accumulated  deficit of  $617,288.  In 2010, the Company incurred a net loss of $156,902, generated $125,136 of negative cash flow from operating activities, and has an accumulated deficit  of  $47,875.   Cash  on  hand  at  December  31,  2011  and  2010  was  $  539,933  and  $155,513, respectively.

Cash and borrowings from inception to date have been sufficient to provide the operating capital necessary to operate.  The Company has historically financed operations primarily by cash flows generated through operations  and cash infusions from officers and outside investors in exchange for debt and/or common stock.  Although the Company must ultimately re-achieve profitable operations and periodically adjust its business  plan based on cash on hand during the coming year, the Company projects cash from existing projects in process along with cash infused through debt ( see Note 6 ) and equity financing (see Note 2) will provide adequate funding throughout 2012.

Page - 31

8.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2011	December 31, 2010

Vehicles	$24,980	$-

Computer Software	59,332	-

	84,312	-

Less accumulated depreciation
and amortization	(4,164)	-

Total	$80,148	$-

9.  PRODUCT LINE REPORTING

The Company has five active product lines:   Floor Art, Native American Housing, General Contracting, Engineered  Building Systems, and BDC.  Management evaluates operating performance of these product lines.  The Company does not identify and allocate operating costs to its product lines below the gross profit level.  Additionally, the product lines share many common costs, including, but not limited to: IT support, office and administrative expenses.  Therefore, the following table of operating results does not allocate costs to its product lines below the gross profit level:

		Year Ended December 31, 2011
	Floor Art	Native American Housing	General Contracting	Engineered Building Systems	BDC	Unallocated	Consolidated

Revenues	$541,048	$41,250	$11,625,986	$570,970	$15,400	$-	$12,794,654
Cost of revenues	398,433	-	10,868,976	587,848	-	-	$11,855,257
Gross margin	142,615	41,250	757,010	(16,878)	15,400	-	939,397
Operating costs	-	-	-		-	1,429,242	1,429,242
Income (loss) from operations	142,615	41,250	757,010	(16,878)	15,400	(1,429,242)	(489,845)
Other income (expense)	-	-	-		-	(174,468)	(174,468)
Income (loss) before taxes	$142,615	$41,250	$757,010	$(16,878)	$15,400	$(1,603,710)	$(664,313)

Page - 32

		Year Ended December 31, 2010
	Floor Art	Native American Housing	General Contracting	Engineered Building Systems	BDC	Unallocated	Consolidated

Revenues	$2,600,737	$941,996	$-	$-	$12,000	$-	$3,554,733
Cost of revenues	2,048,664	896,546	-	-	-	-	2,945,210
Gross margin	552,073	45,450	-	-	12,000	-	609,523
Operating costs	-	-	-		-	765,758	765,758
Income (loss) from operations	552,073	45,450	-	-	12,000	(765,758)	(156,235)
Other income (expense)	-	-	-		-	(667)	(667)
Income (loss) before taxes	$552,073	$45,450	$-	$-	$12,000	$(766,425)	$(156,902)

The Company has yet to allocate its assets to each respective product line.  The Company is currently unable  to  provide  asset  information  with respect  to each of its  product lines,  except  as it  pertains to accounts receivable as set forth below:

10.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December  2011,  the FASB  issued Accounting Standards Update ("ASU")  No. 2011-11,  Disclosures about  Offsetting  Assets  and  Liabilities  to  facilitate  comparisons  between  entities  preparing  financial statements on the basis of U.S.GAAP and entities preparing financial statements on the basis of IFRS.  The amendments in this update are effective for annual reporting periods beginning on or after January 1, 2013. The Company does not have derivatives, financial assets, and financial liabilities that are covered by this update and the adoption  of this update is not expected to have a significant  impact  on the Company's consolidated financial statements.

 In September 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-09, Compensation Retirement Benefits- Multiemployer Plans to increase disclosures about an employer's  participation in a multiemployer plan.   The amendments in this update are effective for annual fiscal years ending after December 15, 2011.  The Company does not have a multiemployer plan and the adoption of this update is not expected to have a significant impact on the Company's consolidated financial statements

Page - 33

In June 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-05, "Comprehensive Income" (Topic 220), Presentation of Comprehensive Income to increase the prominence of items reported in other comprehensive income and to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity.

The amendments require that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this update were to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.   In December 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-12 deferring the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income.  Management believes that the adoption of these amendments will not have any impact on the Company's consolidated financial statements.

In May 2011, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to clarify previously issued amendments to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level I and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis.  This standard, for which the Company is currently assessing the impact, is effective during interim  and annual periods  beginning  after December  15, 2011.  The adoption of this standard is not expected to have a significant impact on the Company's consolidated financial statements.

The Company  has implemented all new accounting pronouncements that are in effect that are applicable.   These pronouncements did not have any  material  impact  on the consolidated  financial  statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

11.  CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

The Company's customers  are  U.S. customers,  for  which  the  Company  performs   ongoing  credit evaluations but generally does not require collateral to support receivables.  General Contracting has one customer which began operations in March of 2011.  Accounts receivable for this customer was $2,094,227 at December 31, 2011. The Company has received a deposit from this customer of $350,000.  This customer accounted for 91% of the total Company revenue in 2011. Floor Art has three major customers which accounted for 49% of Floor Art's revenues for the year ended December 31,2011 and 78% of Floor Art's revenue for the year ended December 31, 2010.   Accounts receivable for Floor Art's three major customers was $4,225 and $163,769 at December 31, 2011 and December 31, 2010, respectively. Native American housing has only one customer whose accounts receivable was $0 and $1,450 at December 31, 2011 and December 31, 2010, respectively.  Engineered Building Systems, which began operations in July of 2011, has one customer. Accounts receivable for this customer was $57,097 at December 31, 2011.  Although the Company has a limited number of customers, operations were expanded in 2011  to add General Contracting  and Engineered Building Systems and to add the Native American housing in 2010.

We are subject to concentrations  of credit risk from our cash and cash equivalents.   Our cash in bank deposit accounts from time to time may exceed federally insured limits.

12.  SUBSEQUENT EVENTS

On January 20,2012 the Company received approval by written consent in lieu of a special meeting, of the holders of a majority of our common stock for (i) the Dynamic Ventures 2012 Stock Incentive Plan (the "2012 Stock Incentive Plan") which reserves 7,500,000 shares for grants that may be made under the 2012 Stock Incentive Plan and (ii) an amendment to our Certificate of Incorporation (the "Amendment") to authorize the creation of 10,000,000 of the Dynamic Ventures 200,000,000 authorized shares as "blank check" preferred stock to be designated in such series or classes as the board of directors of the Company shall determine.  See Schedule 14C Information Statement filed with the Securities and Exchange Commission on February 21, 2012.

In February 2012, the Company entered into an employment agreement with each of Paul Kalkbrenner, Mark Summers and David Brown to serve as our Chief Executive Officer, Chief Financial Officer and Executive Vice President, respectively.  Each agreement commenced on February 1, 2012 and renews annually unless there is a material breach by either party in which case the non-breaching party may terminate the agreement by giving thirty (30) days' prior written notice thereof and the agreement shall terminate at the end of the notice period unless  the breach is cured. The annual compensation paid to each of Messrs. Kalkbrenner, Summers and Brown is One Hundred Forty Four Thousand Three Hundred Dollars ($144,300), One Hundred and Nine Thousand Two Hundred Dollars ($109,200) and One Hundred and Nine Thousand Two Hundred Dollars ($109,200), respectively.

On March 12, 2012, the Company filed an amendment to our Certificate of Incorporation to provide that 10,000,000 shares of the Company’s 200,000,000 authorized shares, par value $0.001 per share, shall be designated as preferred stock, effective immediately.

Page - 34

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On June 7, 2011, Mayer Hoffman McCann P.C. (“Mayer”) was engaged as the registered independent public accountant for the Company and Hein & Associates LLP (“Hein”) was terminated as the registered independent public accountant for the Company. The decisions to appoint Mayer and end the engagement of  Hein were approved by the Board of Directors of the Company on June 7, 2011.

Hein's reports on the financial statements of the Company for the years ended December 31, 2010 and 2009 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audit and review of the financial statements of the Company for the years ended December 31, 2010 and 2009 and the interim period through June 7, 2011, there were no disagreements on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with Hein's opinion to the subject matter of the disagreement.

In connection with the audited financial statements of the Company for the years ended December 31, 2010 and 2009, and interim unaudited financial statements through June 7, 2011, there have been no reportable events with the Company as set forth in Item 304(a)(1)(v) of Regulation S-K.

Prior to June 7, 2011, the Company did not consult with Mayer regarding (1) the application of accounting principles to a specified transaction, (2) the type of audit opinion that might be rendered on the Company’s financial statements, (3) written or oral advice provided by Mayer that would be an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issues, or (4) any matter that was the subject of a disagreement between the Company and its predecessor auditor as described in Item 304(a)(1)(iv) or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

The Company provided a copy of the foregoing disclosures to Hein prior to the date of the filing of this report and requested that Hein furnish it with a letter addressed to the Securities & Exchange Commission stating whether or not it agrees with the statements in this Report. A copy of the letter furnished in response to that request is filed as Exhibit 16.1 our Current Report on Form 8-K/A filed with the Securities and Exchange Commission on June 20, 2011 and is incorporated herein by reference.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Form 10-K, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As required under Exchange Act Rule 13a-15, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including our CEO and CFO , as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.  Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on the assessment, management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures and its internal control processes will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that the breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

Page - 35

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

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

Name	Age	Position	Date of Appointment
Paul Kalkbrenner	61	Chief Executive Officer and Director	August 2, 2010
David C. Brown	46	Chief Operating Officer, Secretary and Director	August 2, 2010
Laurence M. Luke	69	Director	August 30, 2011
Mark Summers	64	Chief Financial Officer and Treasurer	August 2, 2010

On May 17, 2011, Al Cain resigned as a director of the Company.  The resignation did not involve any disagreement with the Company.

On August 30, 2011, Laurence M. Luke was appointed as a member of our Board of Directors.

Paul Kalkbrenner - Chief Executive Officer, Director

Mr. Paul Kalkbrenner has been Chief Executive Officer and a director since August 2, 2010.  In January of 2007, he founded and was President/CEO of Execution, Inc., a company focused on effective jobsite organization and communication.   Prior thereto, from June 2004 to October 2005 he was a partner in Integrated Stucco, LLC, an Arizona LLC. In November 2005 the company was purchased and Mr. Kalkbrenner became Executive Vice President/ General Manager for the subsequent 14 month transition period.  Before forming Integrated Stucco, from 1999 to 2004,  Mr. Kalkbrenner served as the Vice President of Construction for Shea Homes Arizona, one of the largest builders in Phoenix.  Mr. Kalkbrenner served on the Board of Directors of the Arizona Recreation Center for the Handicapped (ARCH) from 1993-2004, two of the eleven years as President of the Board.

Mr. Kalkbrenner completed 2 years at the ASU School of Construction Engineering.  He is a seasoned facilitator and practitioner of the 7 Habits of Highly Effective People, Total Quality Management, Theory of Constraint, and Six Sigma.  He currently serves as the Chairman of the Lean Construction Institute of AZ.

Mr. Kalkbrenner brings to the board of directors significant executive leadership and operational experience.  Mr. Kalkbrenner’s prior business experience in the home construction industry, along with his tenure at the Company, gives him a broad and extensive understanding of our operations and the proper role and function of the board of directors.  In addition, his background allows him to bring to the board of directors extensive knowledge about our industry.

David C. Brown - Chief Operating Officer, Director

Mr. David C. Brown was appointed Chief Operating Officer and a director on August 2, 2010.  In 1991, he founded Dave Brown Development, a holding company for his investment companies.   Prior to that he worked for a large respected privately held production homebuilder doing sales, construction, market analysis, and design center operations.   In 1994, he founded Floor Art, a flooring installation and product reseller, and served as its  President until Floor Art was acquired by the Company.  Mr. Brown received a B.A. in Business Administration from Loyola Marymount University in Los Angeles, CA.  He serves on the Board of Regents for Brophy College Preparatory and the Board of Ribomed Biotechnologies

Mr. Brown brings a strong business background to the Company, having worked in the housing industry for over 20 years.  His involvement with Floor Art since 1994 provides him with unique knowledge about the operations of Floor Art and bundled solutions. Mr. Brown brings to the board of directors significant strategic, business and financial experience related to the business and financial issues facing construction companies. Mr. Brown has a broad understanding of the operational, financial and strategic issues facing construction companies.

Laurence M. Luke - Director

Mr. Laurence Luke was appointed a director on August 30, 2011.   Since 2004, he has been running his own private equity firm.  Prior thereto, from 1997 to 2004, Mr. Luke ran a family office for a very high net worth family, acting both as General Counsel and as President.  During his tenure there he managed the acquisition of operating businesses in the metal forming and electronics industries. In 1975, he founded the law firm Harrison, Nash and Luke in Birmingham, Michigan, where the primary focus of his practice was corporate acquisitions and divestitures and the tax issues attendant thereto. Mr. Luke holds a B.A. from Michigan State University, a JD from Wayne State University and an LLM in taxation from Wayne State University.   He also  serves on several corporate and philanthropic boards including Innexus Biotechnologies, Inc., Algae Biosciences, Corp., POP’s Health, Inc., and the Leukemia & Lymphoma Society. He has attended a number of National Association of Corporate Directors’ seminars on Board Excellence.

Page - 36

Mr. Luke’s prior service on the board of other companies has provided him with a strong corporate governance expertise, and an extensive understanding of the operational, financial and strategic issues facing the Company. Mr. Luke’s legal and business backgrounds background provides him with a broad understanding of the legal issues facing the Company.

Mark Summers - Chief Financial Officer

Mr. Mark Summers has been Chief Financial Officer since August 2, 2010.  From 2007 to 2010, he worked as a consultant specializing in the real estate industry.  Prior thereto, from 2003 to  2007, he served as Chief Operating Officer and Chief Financial Officer of Zacher Homes, a privately held Phoenix developer.  From 1991 to 2002, he served as executive vice president and Chief Financial Officer of Brown Family Development, a privately held Phoenix developer.  From 1973 to 1991, he held several financial and operation management positions at Knoell Homes, a privately held Phoenix developer.  During the last seven years at Knoell he served as both Chief Financial Officer and Chief Operating Officer.  Along with receiving his BBA from The University of New Mexico in 1970 and an MBA from Arizona State University in 1993, Mr. Summers has taught courses in business management of homebuilding companies at ASU and the Central Arizona Homebuilders Association.  Mr. Summers held a CPA certification in Arizona from 1973 through 2007.

Identification of Significant Employees

BBSI has 12 full time employees including Paul Kalkbrenner, the Company’s Chief Executive Officer and a Director; Mark C. Summers, the Chief Financial Officer; and David C. Brown, the Executive Vice President and a Director.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2).  The OTCBB on which shares of our common stock are quoted does not have any director independence requirements.  According to the NASDAQ definition, Paul Kalkbrenner and David C. Brown are not independent directors and our only independent director is Laurence Luke.

Audit Committee

One member of our three member board of directors, Laurence Luke,  functions as our audit committee.  The committee is responsible for recommending to the Board of Directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and for reviewing the Company’s accounting and auditing principles. The committee reviews with our independent public accountants the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The committee also reviews the effectiveness of procedures intended to prevent violations of laws. The committee also reviews, prior to publication, our reports on Form 10-K and Form 10-Q. Our board has determined that Laurence Luke is independent under applicable SEC regulations and that he is considered an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors.  Our Audit Committee charter is located on our website www.dynvcorp.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers, directors and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Company’s common stock.  Such officers, directors and persons are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms that they file with the SEC.

Based solely on a review of the copies of such forms that were received by the Company, or written representations from certain reporting persons that no Form 5s were required for those persons, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company’s fiscal year ended December 31, 2011 except that one form 3 was filed late for each of Paul Kalkbrenner, David Brown, Al Cain, Laurence Luke and Mark Summers, one form 4 was filed late for Al Cain with respect to the disposition of common stock in March 2011, and two form 4’s were filed late for Mark Summers with respect to the acquisition of common stock in March 2011 and the disposition of common stock in June 2011.

Page - 37

Code of Ethics

We have adopted a Code of Ethics for Financial Management which provides principles for those persons responsible for our financial management, including our  principal executive officer, principal financial officer, principal accounting officer and assistant controller.  Such code of ethics is posted on our internet website, which is located at www.dynvcorp.com.

Family Relationship

We currently do not have any officers or directors of our Company who are related to each other.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the compensation paid to our executive officers during the twelve month periods ended December 31, 2011 and 2010:

Name and principal position	Year	Salary ($)	Bonus ($)		Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)		Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total ($)
Paul Kalkbrenner Chief Executive Officer and Director (1)	2011	$127,510	$		$		$		$		$		$		$127,510
	2010	$28,250		$0		$0		$0		$0		$0		$0	$28,250
David C. Brown Chief Operating Officer and Director (1)	2011	$85,250	$		$		$		$		$		$		$85,250
	2010	$0		$0		$0		$0		$0		$0		$0	$0
Mark Summers Chief Financial Officer (1)	2011	$75,900	$		$		$		$		$		$		$75,900
	2010	$0		$0		$0		$0		$0		$0		$0	$0
Asher Atiah (2) Former Chief Executive Officer, President and Director	2011	-		-		-		-		-		-		-	-
	2010	$0		$0		$0		$0		$0		$0		$0	$0
Joseph Silver (3) Former Chief Financial Officer, Secretary and Director	2011	-		-		-		-		-		-		-	-
	2010	$0		$0		$0		$0		$0		$0		$0	$0

(1)  Messrs. Kalkbrenner, Brown and Summers began employment with the Company in August 2010.
(2)  On August 2, 2010, Asher Atiah resigned as Chief Executive Officer, President and Director of the Company.
(3)  On August 2, 2010, Joseph Silver resigned as Chief Financial Officer, Secretary and Director of the Company.

Page - 38

Narrative Disclosure to Summary Compensation Table

Other than as set forth below, there are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

Employment Agreements

In February 2012, the Company entered into an employment agreement with each of Paul Kalkbrenner, Mark Summers and David Brown to serve as our Chief Executive Officer, Chief Financial Officer and Executive Vice President, respectively.  Each agreement commenced in February 1, 2012 and renews annually unless there is a material breach by either party in which case the non-breaching party may terminate the agreement by giving thirty (30) days' prior written notice thereof and the agreement shall terminate at the end of the notice period unless the breach is cured. The annual compensation paid to each of Messrs. Kalkbrenner, Summers and Brown is One Hundred Forty Four Thousand Three Hundred Dollars ($144,300), One Hundred and Nine Thousand Two Hundred Dollars ($109,200) and One Hundred and Nine Thousand Two Hundred Dollars ($109,200), respectively.  If the employee is disabled from performing his services he will be entitled to receive all of his base compensation for ninety (90) days. Should the employee be unable to return to his full duties at the end of one hundred and twenty (120) days the employee may be terminated at the sole discretion of the board of directors of the Company. In the event of the death of the employee his widow, or in absence thereof his estate, shall be entitled to receive a salary continuation of two (2) months from his date of death. The employee shall be entitled to health care, life insurance and disability coverages as are made available from time to time to its other senior executives and their dependents. In addition to the base compensation, the employee shall be entitled to receive any discretionary bonus as may be authorized from time to time by the board of directors of the Company. All of the agreements provide that if the employee is terminated for reasons other than a breach of the terms of  the agreement by the employee, or the employee resigns, the employee shall be entitled to a severance payment of $500,000, payable in eight (8) equal quarterly installments. The agreements provide that the employee may terminate the agreement without notice on the occurrence of any of the following events, unless consented to by the employee in writing in advance: (a) the sale of substantially all of the Company's assets to a single purchaser or group of associated purchasers; or (b) a change of control of the Company by the sale, exchange, or other disposition, in one transaction of the sufficient shares of the common or preferred stock of the Company whereby parties deemed inimical to the employee may gain voting control of the board of directors of the Company, (excluding a merger with a publicly held corporation where the company is not the surviving entity); or (c) the Company's decision to terminate its business and liquidate its assets; or (d) a judicial determination of bankruptcy or a Chapter 11 reorganization petition filing. The agreements also contain non- competition provisions that are effective during the term of the agreement and for a period of two (2) years thereafter, or if the agreement terminates prior to the third (3rd) anniversary date of the agreement, then for the remainder of the term of this agreement after such termination and for a period of two (2) years thereafter.

Outstanding Equity Awards at Fiscal Year-End

See compensation of Directors below.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Paul Kalkbrenner (1)	0	0	0	$0	---	0	$0	0	0

David C. Brown (1)	0	0	0	$0	---	0	$0	0	0

Mark Summers (1)	0	0	0	$0	---	0	$0	0	0

Asher Atiah (2)	0	0	0	$0	---	0	$0	0	0

Joseph Silver (3)	0	0	0	$0	---	0	$0	0	0

(1)  Does not include shares of stock acquired by Messrs. Kalkbrenner, Brown and Summers in accordance with the exchange agreement that was effectuated in August 2010.
(2)  On August 2, 2010, Asher Atiah resigned as Chief Executive Officer, President and Director of the Company.
(3)  On August 2, 2010, Joseph Silver resigned as Chief Financial Officer, Secretary and Director of the Company.

Page - 39

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Compensation of Directors

We do not pay members of the Board of Directors any set fees for attendance at the Board meetings or similar remuneration or reimburse them for any out-of-pocket expenses incurred by them in connection with our business.  On December 22, 2011 we entered into a restricted stock award agreement with Laurence Luke pursuant to which we agreed to issue to him 1,000,000 shares of restricted stock as compensation for his services as a director and chairman of the audit committee. One third of the shares of common stock vest on each anniversary date of the date of grant provided that he remains as a director on such anniversary date.  The fair market value of the shares on the date of grant was $.05 per share. If Mr. Luke is convicted of a felony, act of embezzlement, misappropriation of fund or fraud, will fully and intentionally has a dereliction of fiduciary duty then he will be terminated for cause and forfeit the unvested shares.  If he should die, there should be a change of control or his services are terminated for any other reason other than those previously listed then the shares vest immediately.

The table below summarizes all compensation of our directors as of December 31, 2011.

Page - 40

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
	-	-	-	-	-	-	-
Paul Kalkbrenner	$0	$0	$0	$0	$0	$0	$0

David C. Brown	$0	$0	$0	$0	$0	$0	$0
Asher Atiah (1)	$0	$0	$0	$0	$0	$0	$0

Joseph Silver (2)	$0	$0	$0	$0	$0	$0	$0

Laurence Luke (3)	$0	$55,000	$0	$0	$0	$0	$55,000

 (1)  On August 2, 2010, Asher Atiah resigned as Chief Executive Officer, President and Director of the Company.
 (2)  On August 2, 2010, Joseph Silver resigned as Chief Financial Officer, Secretary and Director of the Company.
 (3)  The amounts reflect the dollar amounts recognized as compensation expense for the financial statement reporting purposes for the stock grant for the fiscal year ended December 31, 2011 in accordance with SFAS 123(R). The fair value of options was determined  using the Black-Scholes model with the following assumptions:
Value at Grant Date	$.05
Value at 12/21/11	$.055
Exercise price	$.001
Time to maturity	3 years
Annual risk free interest rate	5%
Annualized volatility	100%

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

 Security Ownership of Certain Beneficial Owners

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially based on 56,622,117 issued and outstanding shares of common stock as of March 22, 2012 by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. We believe that all persons named in the table have sole voting and investment power with respect to shares beneficially owned by them. All share ownership figures include shares issuable upon exercise of options or warrants exercisable within 60 days of March 22, 2012, which are deemed outstanding and beneficially owned by such person for purposes of computing his or her percentage ownership, but not for purposes of computing the percentage ownership of any other person.

Class	Name and Address	Amount and Nature of Ownership	Percent of Class

Common Stock	Al Cain 455 Seaman St. 2 nd Floor Stoney Creek, ON L8E 2R2	10,000,000 (1)	17.7%

Common Stock	David C. Brown, Chief Operating Officer, Director 8776 E Shea Blvd. Suite B3A – 615 Scottsdale, AZ 85260	13,972,500 (2)	25%

Common Stock	Paul Kalkbrenner, Chief Executive Officer, President, Director 7519 N 12th Ave. Phoenix, AZ 85021	5,568,750 (3)	10%

Common Stock	Laurence M. Luke	0 (4)	0%

Common Stock	Mark C. Summers, Chief Financial Officer 1407 E. Commodore Pl. Tempe, AZ 85283	4,250,000	7.5%
TOTALS			%
All Officers and Directors as a Group (total of 4)		23,791,250	42.5%

(1)   Shares are held by Al Cain through 21829251 Ontario Inc.  Mr. Cain resigned from the board in May, 2011.
(2)   Shares are held by David C. Brown through DMEB Investments LLC.
(3)   Shares are held by Paul Kalkbrenner through K4K Holdings Inc.
(4)   Does not include options exercisable for 1,000,000 shares of common stock that vest over a three year period with one third vesting on each anniversary of the grant date.

Page - 41

Changes in Control

On August 2, 2010, the Company and its controlling shareholders entered into a share exchange agreement (the "Share Exchange Agreement") with BBSI and its shareholders whereby the Company obtained all of the issued and outstanding shares of BBSI, in exchange for the issuance of 22,500,000 shares of common stock of the Company to BBSI shareholders (originally 4,500,000 shares adjusted for a 5:1 stock split).  The transaction resulted in BBSI becoming a wholly owned subsidiary of the Company and the BBSI shareholders holding approximately 45% of the Company's outstanding capital stock.

Other than the foregoing, there are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Related Party Transactions

David C. Brown, a director and officer of the Company, was the majority owner of Floor Art, LLC and Builder Design Center, LLC at December 31, 2009.  As of December 31, 2009, he had loaned Floor Art, LLC and Builder Design Center, LLC $544,700.  The loans were due December 31, 2018 and bear interest at 3%.  Accrued interest incurred was $248,507.  As of December 31, 2009, he has forgiven the entire amount due, which is reflected as a capital contribution.  On March 31, 2010, the Company acquired all of David C. Brown’s interest in Floor Art, LLC and Builder Design Center, LLC from David C. Brown in a transaction with a total dollar value of $747,774.  As a result of this acquisition, the Company owed David C. Brown $453,442 on March 31, 2010. Subsequently, David C. Brown took a distribution of $150,000.  This amount is unsecured, non-interest bearing, and due upon demand.  The balance due as of December 31, 2011 is $303,442.

In August of 2010, the Company hired JENAL Consulting, Inc. to provide the Company with marketing of the SIPS panel construction system.  The owner of JENAL is the wife of Al Cain, a stockholder.  The Company has paid JENAL $62,461 as of December 31, 2010 and $187,997 as of December 31, 2011.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Year Ended December 31, 2011	Year Ended December 31, 2010
Audit fees	$88,104	$79,950
Audit-related fees	$2,500	$2,000
Tax fees	$0	$0
All other fees	$0	$0
Total	$90,604	$81,950

Page - 42

Audit Fees

During the fiscal year ended December 31, 2011, we incurred approximately $88,104 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for the fiscal year ended December 31, 2011.

During the fiscal year ended December 31, 2010, we incurred approximately $79,950 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for the fiscal year ended December 31, 2010.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2011 and 2010 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A) was $2,500 and $2,000, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2011 and 2010 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2011 and 2010 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A) was $0 and $0, respectively.
The Audit Committee has adopted procedures for pre-approving all audit and non-audit services provided by the independent registered public accounting firm, including the fees and terms of such services. These procedures include reviewing the scope of the independent auditor’s audit examination, including their engagement letter, prior to the annual audit and reviewing and approving the audit fees agreed upon by management. Any additional audit services or permitted non-audit services to be provided by the independent auditors must also be approved by the Audit Committee.  The Audit Committee also considers whether the independent registered public accounting firm is best positioned to provide the most effective and efficient service, based on such reasons as the auditor’s familiarity with our business, people, culture, accounting systems, risk profile, and whether the services enhance our ability to manage or control risks and improve audit quality. All of the services provided by the independent registered public accounting firm were pre-approved by the Audit Committee.

Page - 43

PART IV

ITEM 15.	EXHIBITS.

(a)	Exhibits

Exhibit No.	Description	Filing
3.1	Certificate of Incorporation	Filed with the SEC on December 22, 2009 as part of our Registration Statement on Form S-1.
3.2	Amendment to Certificate of Incorporation	Filed with the SEC on March 15, 2012 as part of our Current Report on Form 8-K
3.3	Bylaws	Filed with the SEC on December 22, 2009 as part of our Registration Statement on Form S-1.
3.4	Form of Common Stock Certificate	Filed with the SEC on December 22, 2009 as part of our Registration Statement on Form S-1.
4.1	Form of Subscription Agreement	Filed with the SEC on February 9, 2010 as part of our Amended Registration Statement on Form S-1/A.
4.2	Senior Secured Redeemable Debenture dated as of July 31, 2011 in the amount of $500,000	Filed with the SEC on November 15, 2011 as part of our Quarterly report on Form 10-Q.
*4.3	2012 Stock Incentive Plan	Filed with the SEC on February 21, 2012 as part of our Information Statement on Schedule 14C
10.1	Patent Transfer and Sale Agreement with Appelfeld Zer Fisher (AZF) law firm dated September 20, 2009	Filed with the SEC on December 22, 2009 as part of our Registration Statement on Form S-1.
10.2	Agreement between Mobius Ltd. and the Company dated May 1, 2010	Filed with the SEC on May 11, 2010 as part of our Quarterly Report on Form 10-Q.
10.3	Share Exchange Agreement between the Company and Bundled Builder Solutions Inc. dated August 2, 2010	Filed with the SEC on December 6, 2010 as part of our Current Report on Form 8-K.
10.4	Memorandum of Agreement between Bundled Builder Solutions Inc. and Tribal Building Solutions, LLC	Filed with the SEC on February 22, 2011 as part of our Amended Current Report on Form 8-K/A.
10.5	Master Subcontract Agreement between Floor Art, LLC and Meritage Homes Construction, Inc. dated March 26, 2010	Filed with the SEC on February 22, 2011 as part of our Amended Current Report on Form 8-K/A.
10.6	Promissory Note between Dynamic Ventures Corp. and Asher Enterprises, Inc. dated January 7, 2011	Filed with the SEC on April 5, 2011 as part of our Annual Report on Form 10-K.
10.7	Promissory Note between Dynamic Ventures Corp. and Asher Enterprises, Inc. dated February 24, 2011	Filed with the SEC on April 5, 2011 as part of our Annual Report on Form 10-K.
10.8	Investor Relations Agreement between Dynamic Ventures Corp. and Carpe DM, Inc. dated April 15, 2011	Filed with the SEC on May 13, 2011 as part of our Quarterly Report on Form 10-Q.
10.9	Convertible Promissory Note to Asher Enterprises, Inc. dated April 27, 2011	Filed with the SEC on May 13, 2011 as part of our Quarterly Report on Form 10-Q.
10.10	Securities Purchase Agreement between the Company and Asher Enterprises, Inc. dated April 27, 2011	Filed with the SEC on May 13, 2011 as part of our Quarterly Report on Form 10-Q
10.11	Agreement between Bundled Builder Solutions Inc. and Annabelle Homes LLC dated May 28, 2011	Filed with the SEC on June 1, 2011as part of our Current Report on Form 8-K.
10.12	Investor relations agreement with Carpe DM	Filed with the SEC on June 20, 2011 as part of our Quarterly report on Form 10-Q
10.13	Subcontractor agreement with Morcon Construction Company	Filed with the SEC on June 20, 2011 as part of our Quarterly report on Form 10-Q
10.14	Securities Purchase Agreement, dated as of the July 31, 2011, by and between the Company, Bundled Builder Solutions, Inc. and TCA Global Credit Master Fund, LP	Filed with the SEC on November 15, 2011 as part of our Quarterly report on Form 10-Q.
10.15	Guaranty Agreement, dated as of July 31, 2011, by Bundled Builder Solutions, Inc. in favor of TCA Global Credit Master Fund, LP	Filed with the SEC on November 15, 2011 as part of our Quarterly report on Form 10-Q.
10.16	Security Agreement, made as of July 31, 2011, by and between Bundled Builder Solutions, Inc. and TCA Global Credit Master Fund, LP	Filed with the SEC on November 15, 2011 as part of our Quarterly report on Form 10-Q.
10.17	Investment Agreement, dated as of December 20, 2011, between the Company and Centurion Private Equity, LLC	Filed with the SEC on December 27, 2011 as part of our Current Report on Form 8-K.
10.18	Registration Rights Agreement, dated as of December 20, 2011, between the Company and Centurion Private Equity, LLC	Filed with the SEC on December 27, 2011 as part of our Current Report on Form 8-K.
10.19	Escrow Agreement, dated as of December 20, 2011, between, the Company, Centurion Private Equity, LLC and Gracin & Marlow, LLP	Filed with the SEC on December 27, 2011 as part of our Current Report on Form 8-K.
*10.20	Restricted Stock Award Agreement with Laurence Luke dated December 22, 2011	Filed herewith
*10.21	Employment Agreement with Paul Kalkbrenner dated February __, 2012	Filed herewith
*10.22	Employment Agreement with Mark Summers dated February __, 2012	Filed herewith
*10.23	Employment Agreement with David Brown dated February __, 2012	Filed herewith
21.1	List of subsidiaries	Filed herewith
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
*Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this report.
**+101.INS	XBRL Instance Document
**+101.SCH	XBRL Taxonomy Extension Schema Document
**+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**+101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Page - 44

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNAMIC VENTURES CORP.

Dated: March 26, 2012	/s/ Paul Kalkbrenner
By: Paul Kalkbrenner Its: Chief Executive Officer

Dated: March 26, 2012	/ s/ Mark Summers
By: Mark Summers Its: Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: March 26, 2012	/s/ Paul Kalkbrenner
By: Paul Kalkbrenner
Its: Director

Dated: March 26, 2012	/s/ David C. Brown
By: David C. Brown Its: Director

Dated: March 26, 2012	/s/ Lawrence M. Luke
By: Lawrence Luke Its: Director

Page - 45

Exhibit 21.1

LIST OF SUBSIDIARIES AND OWNERSHIP

Bundled Builder Solutions Inc., a Delaware corporation (wholly owned subsidiary)

Floor Art, LLC, an Arizona limited liability company (wholly owned by Bundled Builder Solutions Inc.)

Builder Design Center, LLC, an Arizona limited liability company (wholly owned by Bundled Builder Solutions Inc.)

Builders Investment Group II, LLC, an Arizona limited liability company (50% owned by Bundled Builder Solutions Inc.)

Page - 46

Exhibit 31.1

CERTIFICATION OF THE PRINCIPAL EXECUTIVE OFFICER PURSUANT TO RULE 13a-14

I, Paul Kalkbrenner, certify that:

1.   I have reviewed this Annual Report on Form 10-K of Dynamic Ventures Corp.;

2.   Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.    Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.     The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)         Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)           Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)         Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)         Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.    The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)         All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)         Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 26, 2012	/s/ Paul Kalkbrenner
By: Paul Kalkbrenner
Its: Principal Executive Officer

Page - 47

Exhibit 31.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO RULE 13a-14

 I, Mark Summers, certify that:

1.      I have reviewed this Annual Report on Form 10-K of Dynamic Ventures Corp.;

2.      Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.      Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.     The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)         Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)           Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)         Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)         Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.    The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)         All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)         Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 26, 2012	/s/ Mark Summers
By: Mark Summers
Its:  Principal Financial Officer

Page - 48

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Dynamic Ventures Corp. (the “Company”) on Form 10-K for the year ending December 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Paul Kalkbrenner, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)        The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)        The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/    Paul Kalkbrenner
By: Paul Kalkbrenner
Principal Executive Officer

Dated: March 26, 2012

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Page - 49

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Dynamic Ventures Corp. (the “Company”) on Form 10-K for the fiscal year ending December 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Mark Summers, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)        The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)        The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/    Mark Summers
By: Mark Summers
Principal Financial Officer

Dated: March 26, 2012

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Page - 50