Form 10-Q
period 2012-03-31
DYNAMIC VENTURES CORP.
filed 2012-05-14
CIK 1454384

 1
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May  9, 2012, the registrant had 55,622,117 shares of common stock outstanding.

Page - 1

DYNAMIC VENTURES CORP.

FORM 10-Q

Page - 2

PART I.—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DYNAMIC VENTURES CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	unaudited	audited
ASSETS
Current Assets:
Cash and cash equivalents	$133,539	$539,933
Accounts receivable, net	2,115,204	2,197,742
Inventory	8,779	9,422
Prepaid job costs	-	34,108
Deferred loan fees	70,670	110,638
Prepaid and other current assets	17,254	16,745
Total current assets	2,345,446	2,908,588
Deferred equity costs	160,000	160,000
Property and Equipment, net	78,066	80,148
Total Assets	$2,583,512	$3,148,736

LIABILITIES AND EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$2,212,519	$2,491,520
Customer deposits	351,930	350,000
Accrued liabilities	49,860	29,395
Debenture payable	208,333	291,667
Note payable maturities within one year	100,000	100,000
Note payable – related party	303,442	303,442
Shares settled financing fees	200,000	200,000

Total current liabilities	3,426,084	3,766,024

Commitments and contingencies

Total Liabilities	3,426,084	3,766,024

Equity ( Deficit ):

Common stock, 0.0001 par value, 190,000,000 and 200,000,000 shares authorized at March 31, 2012 and December 31, 2011, respectively, 55,622,117 shares issued and outstanding at March 31,2012 and December 31, 2011	5,163	5,163

Preferred Stock, 0.0001 par value, 10,000,000 and 0 shares authorized at March 31, 2012 and December 31, 2011, respectively and 0 shares issued and outstanding at March 31, 2012 and December 31, 2011.	-	-
Additional paid-in capital	218,931	214,764
Accumulated (deficit)	(1,066,666)	(837,215)
Total ( deficit )	(842,572)	(617,288)
Total Liabilities and Equity (Deficit )	$2,583,512	$3,148,736

The accompanying notes to financial statements are an integral part of these statements.

Page - 3

DYNAMIC VENTURES CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2012 and March 31, 2011 (unaudited)

	2012	2011

REVENUE:
Contract revenue	$4,266,248	$277,111
Total revenue	4,266,248	277,111

COST OF REVENUE:
Cost of contract revenue	3,986,781	168,411

GROSS MARGIN	279,467	108,700

OPERATING COSTS:
General and administrative	442,809	211,842
Depreciation and amortization	2,082	-
Total operating expenses	444,891	211,842

LOSS FROM OPERATIONS	(165,424)	(103,142)

OTHER EXPENSE	(64,027)	(3,336)

LOSS BEFORE TAXES	(229,451)	(106,478)
Income tax expense	-	-

NET LOSS	$(229,451)	$(106,478)

NET LOSS PER COMMON SHARE FROM
OPERATIONS:
Basic & Diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic & Diluted	55,622,117	50,000,000

The accompanying notes to financial statements are an integral part of these statements.

Page - 4

DYNAMIC VENTURES CORP AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Three Months Ended March 31, 2012 and March 31, 2011 (unaudited)

		2012	2011

CASH FLOWS FROM ACTIVITIES:

Net income (loss)		$(229,451)	$(106,478)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
	Depreciation and amortization	2,082
	Amortization of deferred loan fees	39,968
	Amortization of stock award agreement	4,168
	Changes in operating assets and liabilities:
	Accounts receivable	82,537	92,018
	Inventory	642	97
	Contracts in process	-	(2,402)
	Prepaid job costs	34,108	(28,475)
	Prepaid expenses and other assets	(509)	6,341
	Accounts payable	(279,000)	14,928
	Deferred income	-	(2,700)
	Royalty payable - contracts	-	(24,821)
	Customer deposits	1,930	44,857
	Accrued liabilities	20,465	4,500

Net cash (used in operating activities		(323,060)	(2,135)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debt		-	70,000
Payment on debenture principal		(83,334)	-

Net cash provided by (used in) financing activities		(83,334)	70,000
Net increase (decrease) in cash and cash equivalents		(406,394)	67,865

CASH AND CASH EQUIVALENTS, beginning of period		539,933	155,513
CASH AND CASH EQUIVALENTS, end of period		$133,539	$223,378

SUPPLEMENTAL CASH FLOW DISCLOSURE:

Cash used for interest expense		$24,583	$-

The accompanying notes to financial statements are an integral part of these statements

Page - 5

	DYNAMIC VENTURES CORP AND SUBSIDIARIES
	CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY ( DEFICIT )
	For The Three Months Ended March 31, 2012 (unaudited)

	Common Stock
	Shares	Value	Contributed Capital	Retained Earnings	Total

STOCKHOLDERS' EQUITY BALANCE as of
December 31, 2011	51,620,479	$5,163	$214,764	$(837,215)	$(617,288)

Amortization of director's stock award agreement			4,167		4,167

Net loss for the three months ended
March 31, 2012				(229,451)	(229,451)

STOCKHOLDERS' EQUITY BALANCE as of
March 31, 2012	51,620,479	$5,163	$218,931	$(1,066,666)	$(842,572)

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

Bundled  Builder Solutions Inc. ("Bundled Builder" also "BBSI")  was incorporated  on August 29, 2008 under the laws of the state of Delaware.  Bundled Builder was formed to provide construction services through the combination of trade contractors and management integrated into one organization.  It acquired Floor Art, LLC ("Floor Art") and Builder Design Center, LLC ("BDC") in an asset purchase transaction effective March 31, 2010. These companies had common ownership and all significant intercompany accounts and transactions have been eliminated in presenting the combined results prior to the acquisition on March 31, 2010 and consolidated results after the acquisition on March 31, 2010.  Floor Art's primary business is installation of flooring. BDC develops software for use by builders and designers. Both subsidiaries have been in business for over five years.

Additionally, Bundled Builder provides construction management services and general contracting for residential and commercial construction for land owners throughout the United States and Native American communities

Bundled Builder also provides construction management for engineered systems including structured insulated panels' construction (SIPS) for commercial projects throughout the United States.

On October 25, 2011, the Company through its wholly owned subsidiary Bundled Builder Solutions, Inc. (BBSI) together with its unaffiliated joint venture partner, Builders Investment Group, LLC (BIG I), formed Builders Investment  Group  II, LLC (BIG II), an Arizona limited liability  company for the purposes of holding, owning,  protecting, maintaining, developing, enhancing, rehabilitating, and selling residential real estate. Each member of the LLC receives 50% of the profits or losses.  BIG II did not generate any revenue from inception through March 31, 2012.

On  August  2,  2010,  the  Company entered  into  a share  exchange  agreement  with BBSI  whereby  the Company  obtained  all of the issued and outstanding  shares of  BBSI,  in exchange  for the issuance  of 22,500,000  shares of common stock of the Company (originally 4,500,000 shares adjusted for a 5:1 stock split). The transaction resulted in BBSI becoming a wholly owned subsidiary of the Company.  As a result of the share exchange, the Company has carried on the business of BBSI as the primary business. Prior to the closing of the share exchange, there were no options or warrants to purchase shares of capital stock of the Company or BBSI outstanding.

On January 20, 2012 the Company received approval by written consent in lieu of a special meeting, of the holders of a majority of our common stock for (i) the Dynamic Ventures 2012 Stock Incentive Plan (the "2012 Stock Incentive Plan") which reserves 7,500,000 shares of common stock for grants that may be made under the 2012 Stock Incentive Plan and (ii) an amendment to our Certificate of Incorporation (the "Amendment") to authorize the creation of 10,000,000 of the Dynamic Ventures 200,000,000 authorized shares as "blank check" preferred stock to be designated in such series or classes as the board of directors of the Company shall determine.  See Schedule 14C Information Statement filed with the Securities and Exchange Commission on February 21, 2012.

Basis of Presentation  -While legally the Company acquired BBSI, for financial presentation purposes this  is  considered  a  "reverse  acquisition"  where  BBSI  is  considered  the  acquirer.  Therefore   the accompanying condensed consolidated financial statements include the activity for BBSI on a combined basis prior to March 31, 2010 and on a consolidated basis after that date.

The 2011 and the 2012 financial information including BIG II is reflected as consolidated.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and consequently do not include all disclosures normally required by U.S. generally accepted accounting principles.   However, in the opinion of management, the accompanying unaudited interim condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2012 and December 31, 2011, and the results of its operations for the three month periods ended March 31, 2012 and March 31, 2011, respectively, and its cash flows for the three month periods ended March 31, 2012, and March 31, 2011, respectively.  These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2012.  Certain information and note disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Page - 7

Principles  of Combination - The interim, condensed consolidated financial statements  include the  accounts of  the Company, its subsidiaries and BIG II.  There has been no activity in BIG II through March 31, 2012. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Cash and Cash  Equivalents - The Company considers  all highly-liquid  investments  purchased  with an original  maturity of three months or less on the purchase date to be cash equivalents.   Deposits at each institution are insured in limited amounts by the Federal Deposit Insurance Corporation (FDIC). At times, cash and cash equivalents may exceed amounts insured by the FDIC

Valuation of Accounts Receivable -The Company accrues for revenue based on the completion of work. Billings are due within 30 days.  Accounts receivable are reviewed to determine which are doubtful of collection.  In making the determination of the appropriate allowance for doubtful accounts, the Company considers specific accounts, analysis of accounts receivable agings, changes in customer payment terms, historical  write-offs,  changes  in customer  demand  and  relationships,  concentrations  of  credit risk  and customer  credit  worthiness.   The allowance  for  doubtful  accounts  totaled  $8,250  at March 31, 2012 and $8,250 at December 31, 2011.  No accounts were written off against the allowance for doubtful accounts during the three months ended March 31, 2012. Accounts totaling $26,750 were written off against the allowance for doubtful accounts during the year ended December 31, 2011.

Property and Equipment- Property and equipment are stated at cost and depreciated using the straight-line method over estimated useful lives of three to seven years.  Upon retirement or sale, the costs of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized.  Repairs and maintenance charges are expensed as incurred. The Company recorded $2,082 and $0 of depreciation for the three months ended March 31, 2012 and 2011, respectively.

Inventory- Inventory consists of carpet and carpet pad which are valued at the lower of cost or market. There was no allowance for inventory obsolescence at March 31, 2012 and December 31, 2011.

Long-Lived Assets- The Company evaluates potential impairment of long-lived assets, in accordance with Financial  Accounting  Standards   Board  (FASB)  Accounting  Standards   Codification  (ASC)  360-10, Accounting for the Impairment or Disposal of Long-Lived Assets , which requires the Company to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. The Company believes that long-lived assets in the accompanying balance sheets are appropriately valued at March 31, 2012 and December 31, 2011, and no impairment has been recorded for the three month periods ended March 31, 2012 and 2011.

Revenue Recognition - The Company derives revenue from BBSI and its subsidiaries for their specific line of business.

The Company recognizes revenue for Floor Art in accordance with ASU 605-35-50, Accounting for Performance of Construction-Type and Certain Product-Type Contracts.  Under this rule, the Company can perform work under a fixed-price contract or a time-and-materials contract.  As these jobs are short in nature, revenue is recognized at the completion of the project.  For contracts in progress but not completed, costs incurred are accumulated until completion of the contract.  These costs consist of labor and materials.  At March 31, 2012 and December 31, 2011, costs incurred on projects in progress were $0 and $0, respectively.

BDC is providing a software resource for builders and designers to use in the design center selection process.  To access the software, there is a fee billed at the beginning of the contract period which extends, generally, a period of six months. As the billing and collection of fees are collected up front, the Company records deferred revenue for the portion of revenue received, but not earned. Revenue is recognized on a straight-line basis over the term of the contract.  There was no deferred revenue as of March 31, 2012 and December 31, 2011.

The Company recognizes revenue for BBSI construction management projects in Native American communities and for general contracting in accordance with ASU 605-35-50, Accounting for Performance of Construction-Type  and Certain  Product-Type Contracts.  Under this rule, the Company can perform work under a fixed-price contract or a time-and-materials contract.   As these jobs are longer in nature, revenue is recognized as a percentage of completion based on the percentage of costs paid on the total cost of the project.  For contracts in progress but not completed, costs incurred are charged to costs of contract revenues at the same time the revenues are recognized. The BBSI contract for the North Dakota project is a cost plus contract. Revenue is recognized equal to the costs incurred plus the related fee as the costs are incurred.  For the three months ended March 31, 2012, the Company had recorded revenues of $4,222,209 and costs of contract revenues of $3,950,579 for general contracting.  For the three months ended March 31, 2011, the Company had recorded revenues of $35,000 and costs of contract revenues of $0 for general contracting.  There was no construction in progress for general contracting at March 31, 2012 or December 31, 2011.

Page - 8

There was no construction activity in Native American communities for the three months ended March 31, 2012 or March 31, 2011. There was no construction in progress for Native American communities at March 31, 2012 or December 31, 2011.

The Company recognizes revenue for BBSI engineered building systems' projects in accordance with ASU 605-35-50, Accounting for Performance of Construction-Type and Certain Product-Type Contracts.  Under this rule, the Company can perform work under a fixed-price contract or a time-and-materials contract.  As these  jobs  are  longer  in  nature,  revenue  is  recognized  as  a  percentage  of  completion  based  on  the percentage of costs paid on the total cost of the project. For contracts in progress, costs incurred but not yet expensed to cost of sales are reflected as contracts in progress. There was no construction activity in engineered systems for the three months ended March 31, 2012 or March 31, 2011. There was no construction in progress for engineered systems at March 31, 2012 or December 31, 2011.

No revenue was recognized for BIG II for the three months ended March 31, 2012 and 2011 as there has not yet been any  activity in BIG II.

Income (Loss) per Common Share- Basic income (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.  The 22,500,000  (adjusted for the 5:1  stock split) shares  issued  for the August 2, 2010 stock exchange described in note 1 are considered outstanding for the entire three month periods ended March 31, 2012  and  2011.  Dynamic Ventures Corp shares issued prior  to  the  stock  exchange agreement totaling 27,500,000 (adjusted for the 5:1 stock split) are considered outstanding from August 2, 2010, the effective date of the stock exchange agreement. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional shares of common stock  that  would  have  been outstanding  if  the  potential common  shares  had  been  issued  and  if  the additional shares of common stock were dilutive.  There are 1,000,000 shares in the Restrictive Stock Award (See Note 2) that are dilutive shares at March  31, 2012.  These shares are antidilutive due to the net loss for the three months ended March 31, 2012 and as such their effect has not been included in the calculation of diluted net loss per share.  There were no dilutive financial instruments issued or outstanding for the three months ended March 31, 2011.

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

The  Company  maintains  a  valuation  allowance  with  respect  to  deferred  tax  assets.   The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. The Company maintained a 100% valuation allowance with respect to deferred tax asets for the three months ended March 31, 2012 and the year ended December 31, 2011. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes  in circumstances,  such  as the  Company  generating taxable  income,  could  cause a  change  in judgment about the realizability of the related deferred tax asset.  Any change in the valuation allowance will be included in income in the year of the change in estimate.

The Financial Accounting Standards Board issued guidance on accounting for uncertainty in income taxes, effective  for  the  year  ended  December  31,  2009.   Management  evaluated  the  Company's   tax positions and concluded that the Company had taken no uncertain tax positions that require adjustment to the condensed consolidated financial  statements  to comply  with the provisions  of this guidance.   The Company's  policy  is to recognize interest and penalties related to uncertain tax positions in income tax expense.  For the three month periods ended March 31, 2012, and March 31, 2011, the Company made no provision for interest or penalties related to uncertain tax provisions.

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

Loans from Related Parties- Directors and Stockholders- As of March 31, 2012 and December 31, 2011, loans from related parties amounted to $303,442 and represented working capital advances from principal officers and directors who are also stockholders of the Company.  The loans are unsecured, non interest bearing, and due on demand.

Page - 9

2.  COMMON STOCK AND EQUITY

Common Stock  -

On July 31, 2011, the Company entered into a Securities Purchase Agreement with TCA Global MasterCredit Fund.  LP (TCA) wherein TCA agreed to purchase certain senior secured redeemable debentures from the Company.   See Note 6 below.  As part of this agreement, the Company was required to pay a loan fee totaling $125,000 and as such issued 2,717,392 shares of Rule 144 stock as payment for the fee based on a share price of $.046.  Terms of the agreement require the Company to issue additional shares on April 30, 2012, such that the total market value of the shares issued for the loan fee equals $125,000 on April 30, 2012, or pay TCA the difference between the April 30, 2012 value of the 2,717,392 shares and $125,000 in cash.  Terms of the agreement also require TCA to return shares to the Company if the value of shares issued to TCA exceeds $125,000  on April 30, 2012  such that the total value of shares retained  by TCA at April 30, 2012 is $125,000.   The share price at March 31, 2012 was $.07.  As a result of unknown value of this future valuation, the issued shares are reflected as issued and outstanding; however, the Company has reflected the $125,000  as a liability and not equity on the balance sheet as of March 31, 2012 and December 31, 2011.   Additionally, the statement of changes in equity does not reflect the 2,717,392 shares issued related to this transaction.  See Note 10.

The Company entered into an Investment Agreement with Centurion Private Equity, LLC ("Centurion") on December 20, 2011 wherein Centurion committed to purchase up to $7,500,000 of the Company’s common stock, over a period of time terminating upon 36 months from the date of the Investment Agreement subject to an effective registration statement covering the resale of the common stock and subject to certain conditions and limitations set forth in the Investment Agreement, including limitations based upon the trading volume of  the  Company's   common  stock.  The  maximum  aggregate  number  of  shares  issuable  by  the Company and purchasable  by Centurion  under the Investment Agreement is that number  of shares of  common stock having an aggregate purchase price of $7,500,000.  In connection with the preparation of the Investment Agreement and the registration rights agreement, the Company issued Centurion 171,233 shares of restricted Rule 144 common stock as a document preparation fee having a value of $10,000 and 1,284,246 shares of restricted Rule 144 common stock as a commitment  fee having a value of $75,000.  Additionally, as an additional commitment fee 1,284,246 shares of Rule 144 common stock having a value of $75,000 have been placed in escrow.  Terms of the escrow agreement require the Company to issue additional shares during the 36 month term such that the total market value of the shares issued for the loan fee equals $75,000 when the shares are required to be issued or pay Centurion the difference between issued 1,284,246 shares and $75,000 in cash  As a result of unknown value of these shares at the future release, the 1,284,246 shares are reflected as issued and outstanding; however, the Company has reflected the $75,000 as a liability and not equity on the balance sheet as of March 31, 2012 and December 31, 2011.  Additionally, the statement of changes in equity does not reflect the 1,284,246 shares issued related to this transaction.   The Deferred Equity Costs consisting of total preparation fee of $10,000 and commitment fee of $150,000 will be deferred until the put is exercised and then offset against the stock in equity on a pro rata basis. There was no expense recorded for the three months ended March 31, 2012 and for the year ended December 31, 2011.

The company also entered into a Registration Rights Agreement with Centurion pursuant to which the Company granted  Centurion certain registration rights with respect to the shares issued to Centurion in accordance with the terms of the Investment Agreement as a commitment fee and document preparation fee as well as the shares to be issued in connection with a put. We also agreed to register the placement agent shares.  See Form 8-K filed with the Securities and Exchange Commission on December 27, 2011.

On December 22, 2011 (Grant Date), the Company entered into a restricted stock award agreement with Laurence M. Luke, a director, for 1,000,000 shares as compensation for his services as a director.  The shares vest one third annually on each anniversary of the Grant Date. Fair market value of the grant at Grant Date was $50,000 based on a fair market value of a share at the Grant Date of $.05.   $4,167 was expensed during the three months ended March 31, 2012.  There were no vested shares  at March 31, 2012 and December  31, 2011. The fair market value of the grant at March 31, 2012 was $66,000 based on a share price of $.066.

On January 20, 2012 the Company received approval by written consent in lieu of a special meeting, of the holders of a majority of our common stock for (i) the Dynamic Ventures 2012 Stock Incentive Plan (the "2012 Stock Incentive Plan") which reserves 7,500,000 shares for grants that may be made under the 2012 Stock Incentive Plan and (ii) an amendment to our Certificate of Incorporation (the "Amendment") to authorize the creation of 10,000,000 of the Dynamic Ventures 200,000,000 authorized shares as "blank check" preferred stock to be designated in such series or classes as the board of directors of the Company shall determine.  See Schedule 14C Information Statement filed with the Securities and Exchange Commission on February 21, 2012.

On March 12, 2012, the Company filed an amendment to our Certificate of Incorporation to provide that 10,000,000 shares of the Company’s 200,000,000 authorized shares, par value $0.0001 per share, shall be designated as preferred stock, effective immediately.

Page - 10

3. RELATED PARTY TRANSACTIONS

Related Party Transactions - As a result of BBSI’s buyout of Floor Art and BDC, there was a net deemed distribution to the majority owner of $448,173.  The transaction resulted in a note due to the majority owner of $303,442 for working capital advances. The balance due the majority owner as of March 31, 2012 and December 31, 2011 is $303,442.  This amount is unsecured, non-interest bearing, and due upon demand.

In August of 2010, the Company hired JENAL Consulting, Inc. to provide the Company with marketing of the engineered construction system.   The  owner  of  JENAL  is  the  wife  of  Al  Cain,  a stockholder. The Company paid JENAL $9,375 for the three months ended March 31, 2012 and $28,000 for the three months ended March 31, 2011.

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

Page - 11

4.  COMMITMENTS AND CONTINGENCIES

Commitments and contingencies- The Company has an office space lease with a non-affiliated entity.  The lease is month-to-month and can be cancelled at anytime.  The total rent expense under this agreement was $10,500 and $22,000 for the three months ended March 31, 2012 and 2011, respectively.

On January 12, 2012, the Company entered into an equipment lease calling for 60 monthly payments of $96 each plus applicable taxes and maintenance.  On February 17, 2012, the Company entered into an additional equipment lease calling for 60 monthly payment of $96.50 each plus applicable taxes and maintenance.  Total payments on these leases were $791for the three months ended March 31, 2012.

In 2011, the Company entered into a contract with Annabelle to provide construction for residential and commercial projects.  Under the terms of the contract the Company is required provide a warranty for construction on completed construction for one year from completion.  There were no charges incurred during the three months ended March 31, 2012 and 2011 under this warranty program.

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

5.  NOTES PAYABLE

The Company entered into the following notes payable for working capital with a bank: on August 27, 2010 for $50,000; on October 29, 2010 for $25,000; and on November 17, 2010 for $25,000. Terms of the notes call for repayment by August 27, 2012, with interest accrued at 18% per year.  The interest expense for the three months ended March 31, 2012 and 2011 was $4,500 and $4,500, respectively.   The Principal due August 27, 2012 is $100,000.

Debenture payable - On July 31, 2011, the Company entered into a Securities Purchase Agreement with TCA Global Master Credit Fund LP ( TCA) wherein TCA agreed to purchase up to $1,000,000 of certain senior secured redeemable debentures from the Company for a period of 12 months at 12% per annum.  Per this agreement, the Company issued a senior secured redeemable debenture in the amount of $500,000 on July 31, 2011 with a maturity date of August 1, 2012.   As part of this agreement, the Company is required to pay a loan fee totaling $125,000 and as such issued 2,717,392 shares of Rule 144 stock as payment for the fee. See Note 2 above.  The loan fee is expensed to interest expense on a straight line basis over 12 months.  Interest expense including the loan fee expense for the three months ended March 31, 2012 is $57,607.

6. LIQUIDITY

For the three months ended March 31, 2012, the Company incurred a net loss of $229,451, generated  $323,060 of negative cash flow from operating activities, and has an accumulated  deficit of $1,066,666.  For the three months ended March 31, 2011, the Company incurred a net loss of $106,478, generated $2,135 of negative cash flow from operating activities, and had an accumulated deficit  of  $279,380.  Cash on hand at March 31, 2012 and December 31, 2011 was $133,539 and $539,933, respectively.

Cash and borrowings from inception to date have been sufficient to provide the operating capital necessary to operate.  The Company has historically financed operations primarily by cash flows generated through operations  and cash infusions from officers and outside investors in exchange for debt and/or common stock.  Although the Company must ultimately re-achieve profitable operations and periodically adjust its business  plan based on cash on hand during the coming year, the Company projects cash from existing projects in process along with cash infused through debt ( see Note 5 ) and equity financing (see Note 2) will provide adequate funding throughout 2012.

Page - 12

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

		Three Months Ended March 31, 2012
	Floor Art	Native American Housing	General Contracting	Engineered Building Systems	BDC	Unallocated	Consolidated

Revenues	$44,039	$-	$4,222,209	$-	$-	$-	$4,266,248
Cost of revenues	36,202	-	3,950,579	-	-	-	3,986,781
Gross margin	7,837	-	271,630	-	-	-	279,467
Operating costs	-	-	-		-	444,891	444,891
Income (loss) from operations	7,837	-	271,630	-	-	(444,891)	(165,424)
Other income (expense)	-	-	-		-	(64,027)	(64,027)
Income (loss) before taxes	$7,837	$-	$271,630	$-	$-	$(508,918)	$(229,451)

		Three Months Ended March 31, 2011
	Floor Art	Native American Housing	General Contracting	Engineered Building Systems	BDC	Unallocated	Consolidated

Revenues	$239,411	$-	$35,000	$-	$2,700	$-	$277,111
Cost of revenues	168,411	-	-	-	-	-	168,411
Gross margin	71,000	-	35,000	-	2,700	-	108,700
Operating costs	-	-	-		-	211,842	211,842
Income (loss) from operations	71,000	-	35,000	-	2,700	(211,842)	(103,142)
Other income (expense)	-	-	-		-	(3,336)	(3,336)
Income (loss) before taxes	$71,000	$-	$35,000	$-	$2,700	$(215,178)	$(106,478)

The Company has yet to allocate its assets to each respective product line.  The Company is currently unable  to  provide  asset  information  with respect  to each of its  product lines,  except  as it  pertains to accounts receivable as set forth below:

8.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

9.  CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

The Company's customers are U.S. customers,  for  which  the  Company  performs   ongoing  credit evaluations but generally does not require collateral to support receivables.  General Contracting has one customer which began operations in March of 2011.  Accounts receivable for this customer were $2,003,529 at March 31, 2012. The Company has received a deposit from this customer of $350,000.  This customer accounted for 99% of the total Company revenue for the three months ended March 31, 2012 and 13% of the total company revenue for the three months ended March 31, 2011.   Floor Art has one major customer which accounted for 66% ( $28,902 ) of Floor Art's revenues for the three months ended March 31, 2012 and three major customers which accounted for 60% ($143,647 )of Floor Art's revenue for the three months ended March 31, 2011.   Accounts receivable for Floor Art's major customer were $8,800 at March 31, 2012 and accounts receivable for Floor Art’s three major customers were $57,967 at March 31, 2011. Engineered Building Systems, which began operations in July of 2011, has one customer. Accounts receivable for this customer were $57,097 at March 31, 2012.  There were no revenues in Engineered Building Systems for the three months ended March 31, 2012. Although the Company has a limited number of customers, operations were expanded in 2011 to add General Contracting  and Engineered Building Systems.  Loss of major customers would have a significant impact on the Company’s financial statements.

Page - 13

We are subject to concentrations of credit risk from our cash and cash equivalents.   Our cash in bank deposit accounts from time to time may exceed federally insured limits.

10.  SUBSEQUENT EVENTS

On April 3, 2012, the Company entered into a consulting agreement with DC Consulting, which calls for DC Consulting to provide business advisory services, shareholder information services and public relations services.  Per the agreement, DC Consulting will be paid $4,000 per month and issued 300,000 shares of restricted stock per quarter in monthly installments of 100,000 shares. The agreement terminates on July 1, 2012. The Company issued DC Consulting 200,000 shares of restricted Rule 144 common stock on April 20, 2012.  Market value at time of issuance was $.10 per share resulting in an expense of $20,000 to be recorded in second quarter of 2012.

In accordance with the terms of the Securities Purchase Agreement with TCA, on April 30, 2012, the Company was to make a determination as to whether it had satisfied its obligation under such agreement and whether shares previously issued to TCA would be returned to it or whether it would be required to issue additional shares to TCA.  Based upon its reading of the Securities Purchase Agreement with TCA, the Company determined that 1,754,372 shares were to be returned to the Company. The value of these shares at April 30, 2012 was $227,717. However, TCA has disagreed with the Company’s determination and the Company is currently in discussions with TCA to resolve this issue.  Although the Company does not expect to issue any additional shares to TCA, in order to maintain the Company’s business relationship with TCA, it may agree to waive or  reduce the return of shares from TCA.  Any reduction in shares returned to the Company from 1,754,372 shares will be expensed in the second quarter of 2012.

On May 1, 2012 the Company agreed to issue 75,000 shares of restricted Rule 144 common stock to Carpe D M, Inc. for shareholder information services and public relations services.  The shares have not yet been issued.

Page - 14

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

RESULTS OF OPERATIONS

Liquidity and Capital Resources

Our balance sheet as of March 31, 2012 reflects cash in the amount of $133,539.   Cash from operations, issuance of stock and borrowings from inception to date have been sufficient to provide necessary operating capital to date.  The net loss for the three months ended March 31, 2012 amounted to $229,451.  As of March 31, 2012 our accumulated deficit was $1,066,667.

Cash decreased for the three months ended March 31, 2012 by $406,394 as a result of cash used by operating activities of $323,060 and  cash used in financing  activities of $83,334 to repay the outstanding debenture principal amount .    The net loss for the three months ended March 31, 2012 of $229,451 was covered by cash balances available at the beginning of the period of $539,933.

Cash increased for the three months ended March 31, 2011, by $67,865 as a result of cash used by operating activities of $2,135 and cash provided by financing activities of $70,000.  The net loss for the three months ended March 31, 2011 of $106,478 was covered by reductions in accounts receivable due to the decline in Floor Art’s business volume discussed below and an increase in customers’ deposits due to the customer deposit on the North Dakota project.

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

We intend to meet our cash requirements for the next 12 months through operations and external sources: a combination of debt financing and equity financing through private placements.  We are currently not in good short-term financial standing.  We will not have enough positive internal operating cash flow until we can generate substantial revenues, which may take the next year to fully realize. Although the Company must ultimately re-achieve profitable operations and periodically adjust its business plan based on cash on hand during the coming year, the Company projects cash from existing projects in process along with cash infused through debt and equity will provide adequate funding throughout 2012. There is no assurance we will re-achieve profitable operations or obtain the debt and equity funding necessary.

We have historically financed our operations primarily by cash flows generated through operations and cash infusions from officers and outside investors in exchange for debt and/or common stock. In July of 2011, we entered into a $1,000,000 Securities Purchase Agreement for debenture financing. To date, we have issued $500,000 of debentures applicable to this agreement. (See Note 5 to the notes to condensed consolidated financial statements for the three months ended March 31, 2012). The notes are secured by a lien on all of our assets and guaranteed by BBSI. In December of 2011, we entered into a $7,500,000 equity financing agreement. (See Note 2 to the notes to condensed consolidated financial statements for the three months ended March 31, 2012). However, prior to making any draw down on the equity line we must meet certain conditions and there is no assurance that any such conditions will be met.  There is no guarantee that we will be successful in raising any additional capital.  There can be no assurance that we will be able to raise these funds on terms acceptable to us, if at all.

Page - 15

Operating Results for the Three Months Ended March 31, 2012 versus March 31, 2011

After the Share Exchange Agreement, BBSI became the primary operating company.

Total sales increased 1,440% for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. For the three months ended March 31, 2012, BBSI had sales of $4,266,248 as follows: Floor Art  - $44,039, representing approximately 1% of the revenue, and General Contracting  - $4,222,209, representing approximately 99% of the revenue.  There was a gross margin of $279,467 (6.6%) as follows: Floor Art  - $7,837 (17.8%) and General Contracting  - $271,630 (6.4%).  There were expenses of $508,918 and a net loss of $229,451.  There were no revenues or costs of sales for Engineered Building Systems or Native American Housing for the three months ended March 31, 2012 as there were no units under construction during this period. BDC had no sales activity or costs of sales during the three months ended March 31, 2012.

Results for the comparable three months ended March 31, 2011, were sales of $277,111 as follows: Floor Art  - $239,411, representing approximately 86% of the revenue, General Contracting  - $35,000, representing approximately 13% of the revenue, and BDC  - $2,700, representing less than 1% of the revenue.  There was a gross margin of $108,700 (39.2%) as follows: Floor Art  - $71,000 (30%), General Contracting - $35,000 (100%) and BDC - $2,700 (100%).  There were expenses of $215,178 and a net loss of $106,478.  In the first quarter of 2011, Native American Housing  had no activity  and Engineered Building Systems had not yet begun operations..

Activity began in March of 2011 on the North Dakota project, which generated the sales in General Contracting.  Activity in Engineered Building Systems began in July of 2011.   Both Floor Art and BDC are focused in the homebuilding market.  Floor Art’s and BDC’s decrease in sales for the three months ended March 31, 2012 compared to the three months ended March 31, 2011, is due to the decline in the homebuilding market for this time period.    There were no new projects for the Native American housing during the three months ended March  31, 2012.

Floor Art’s margins decreased from 30% in the three months ended March 31, 2011 to 17.8% in the three months ended March 31, 2012. Revenues attributable to insurance company projects and custom projects which generate higher margins decreased as a percent of revenues while revenues from homebuilder clients which generate lower margins increased as a percent of revenues.  The gross profit for General Contracting comes from the cost plus contract for the North Dakota project.

Expenses, including other income and expenses, increased 136% for the three months ended March 31, 2012 versus the three months ended March 31, 2011 to $508,918 from $215,178 due to increased payroll costs and additional operational costs related to operating a second office to cover the North Dakota project which was just starting up during the first quarter of 2011, increased job development and consulting expenses and increased financing expenses. The Company’s officers did not take a salary for the three months ended March 31, 2011.  Officers’ salaries included in expenses for the three months ended March 31, 2012 totaled $89,400. Our general and administrative expenses consist of payroll and related payroll taxes, employer’s portion of employee health insurance costs, legal and accounting fees, bank charges, travel, meals and entertainment, office rent and maintenance, communication expenses (internet, fax, and telephone), courier, postage costs, office supplies.

Related Party Transactions

In August of 2010, the Company hired JENAL Consulting, Inc. to provide the Company with marketing of the engineered construction system.   The  owner  of  JENAL  is  the  wife  of  AI  Cain,  a stockholder. The Company paid JENAL $9,375 for the three months ended March 31, 2012 and $28,000 for the three months ended March 31, 2011.

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

Page - 16

Quarterly Developments

On January 20, 2012 the Company received approval by written consent in lieu of a special meeting, of the holders of a majority of our common stock for (i) the Dynamic Ventures 2012 Stock Incentive Plan (the "2012 Stock Incentive Plan") which reserves 7,500,000 shares for grants that may be made under the 2012 Stock Incentive Plan and (ii) an amendment to our Certificate of Incorporation (the "Amendment") to authorize the creation of 10,000,000 of the Dynamic Ventures 200,000,000 authorized shares as "blank check" preferred stock to be designated in such series or classes as the board of directors of the Company shall determine.  See Schedule 14C Information Statement filed with the Securities and Exchange Commission on February 21, 2012.

On March 12, 2012, the Company filed an amendment to our Certificate of Incorporation to provide that 10,000,000 shares of the Company’s 200,000,000 authorized shares, par value $0.001 per share, shall be designated as preferred stock, effective immediately.

Subsequent Developments

On April 3, 2012, the Company entered into a consulting agreement with DC Consulting LLC, which calls for DC Consulting to provide business advisory services, shareholder information services and public relations services.  Per the agreement, DC Consulting will be paid $4,000 per month and issued 300,000 shares of restricted stock per quarter in monthly installments of 100,000 shares. The agreement terminates on July 1, 2012. The Company issued DC consulting 200,000 shares of restricted Rule 144 common stock on April 20, 2012.  Market value at time of issuance was $.10 per share resulting in an expense of $20,000 to be recorded in second quarter of 2012.

In accordance with the terms of the Securities Purchase Agreement with TCA, on April 30, 2012, the Company was to make a determination as to whether it had satisfied its obligation under such agreement and whether shares previously issued to TCA would be returned to it or whether it would be required to issue additional shares to TCA.  Based upon its reading of the Securities Purchase Agreement with TCA, the Company determined that 1,754,372 shares were to be returned to the Company. The value of these shares at April 30, 2012 was $227, 717.  However, TCA has disagreed with the Company’s determination and the Company is currently in discussions with TCA to resolve this issue.  Although the Company does not expect to issue any additional shares to TCA, in order to maintain the Company’s business relationship with TCA, it may agree to waive or  reduce the return of shares from TCA. Any reduction in shares returned to the Company from 1,754,372 shares will be expensed in the second quarter of 2012.

On May 1, 2012 the Company agreed to issue 75,000 shares of restricted Rule 144 common stock to Carpe D M, Inc. for shareholder information services and public relations services.  The shares have not yet been issued.

Page - 17

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

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our consolidated financial statements included in our Form 10-K for the year ended December 31, 2011, and our quarterly filings of Forms 10-Q for first, second, and third quarters of 2011.  In general, management's estimates are based on historical experience, information from third party professionals, and various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management

Recently Issued Accounting Pronouncements

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Based on the evaluation of these disclosure controls and procedures our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are  effective.

Page - 18

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 20, 2012 we issued 200,000 shares of restricted Rule 144 common stock to an advisor for advisory services.  We are obligated to issue to the advisor 300,000 shares of our common stock per quarter in monthly installments of 100,000 shares of common stock during the term of the agreement which commenced in April 2012 and terminates July 1, 2012.  The issuance was not a public offering as defined in Section 4(2) of the Securities Act of 1933 because the issuance was made to an insubstantial number of persons and because of the manner of the offering. In addition, the investor had the necessary investment intent as required by Section 4(2) since it agreed to, and received, securities bearing a legend stating that such securities are restricted. This restriction ensured that these securities will not be immediately redistributed into the market and therefore be part of a public offering. This issuance was done with no general solicitation or advertising by the Company. Based on an analysis of the above factors, the Company met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.  OTHER INFORMATION

None

Page - 19

ITEM 6. EXHIBITS

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) *
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) *
32.1	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 *
*Filed herewith

Page - 20

 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

DYNAMIC VENTURES CORP.

By:	/s/ Paul Kalkbrenner
Paul Kalkbrenner
Chief Executive Officer
(Principal Executive Officer)
Date: May 14, 2012

By:	/s/Mark Summers
Mark Summers
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: May 14, 2012

Page - 21

EXHIBIT 31.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO RULE 13a-14 OR RULE 15d-14 OF THE SECURITIES EXCHANGE ACT OF 1934,
AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

 I, Paul Kalkbrenner, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Dynamic Ventures Corp.;

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

4.
The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that  material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)
 Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 14, 2012	By:	/s/ Paul Kalkbrenner
Name: Paul Kalkbrenner
Title: Chief Executive Officer
(Principal Executive Officer)

Page - 22

EXHIBIT 31.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
PURSUANT TO RULE 13a-14 OR RULE 15d-14 OF THE SECURITIES EXCHANGE ACT OF 1934,
AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

 I, Mark Summers, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Dynamic Ventures Corp.;

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

4.
The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that  material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
 Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 14, 2012	By:	/s/ Mark Summers
Name: Mark Summers
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

Page - 23

EXHIBIT 32.1

CERTIFICATION PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

 Pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Dynamic Ventures Corp. (the “Registrant”) hereby certifies, to such officer’s knowledge, that:

(1)
the accompanying Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 2012 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date: May 14, 2012

	By:	/s/ Paul Kalkbrenner
Name: Paul Kalkbrenner
Title: Chief Executive Officer
(Principal Executive Officer)

Page - 24

EXHIBIT 32.2

CERTIFICATION PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

 Pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, Mark Summer, the undersigned officer of Dynamic Ventures Corp. (the “Registrant”) hereby certifies, to such officer’s knowledge, that:

(1)
the accompanying Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 2012 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date: May 14, 2012

	By:	/s/ Mark Summers
Name: Mark Summers
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

Page - 25