Form 10-Q
period 2012-06-30
DYNAMIC VENTURES CORP.
filed 2012-08-14
CIK 1454384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 9, 2012, the registrant had 58,804,127 shares of common stock outstanding.

Page - 1

DYNAMIC VENTURES CORP.

FORM 10-Q

TABLE OF CONTENTS

		Page
	PART I.—FINANCIAL INFORMATION
Item 1.	Financial Statements
	Unaudited Condensed Consolidated Balance Sheet as of June 30, 2012 and Condensed Consolidated Balance Sheet as of December 31, 2011	3
	Unaudited Condensed Consolidated Statement of Operations for the Three Months Ended June 30, 2012 and 2011 and the Six Months Ended June 30, 2012 and 2011	4
	Unaudited Condensed Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2012 and 2011	5
	Unaudited Condensed Consolidated Statement of Changes in Equity (Deficit) for the Six Months Ended June 30, 2012	6
Item 2.	Management’s Discussion and Analysis of Financial Information and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risks	21
Item 4.	Controls and Procedures	21

	PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Mine Safety Disclosures	22
Item 5.	Other Information	22
Item 6.	Exhibits	22
SIGNATURE

Page - 2

PART I.—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

	DYNAMIC VENTURES CORP AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

		June 30,	December 31,
		2012	2011
		unaudited	audited
	ASSETS
Current Assets:
Cash and cash equivalents		$385,136	$539,933
Accounts receivable, net		4,372,588	2,197,742
Inventory		4,821	9,422
Prepaid job costs		-	34,108
Contract in process		37,632	-
Deferred loan fees		303,993	110,638
Prepaid and other current assets		15,530	16,745
Total current assets		5,119,700	2,908,588
Deferred equity costs		160,000	160,000
Property and Equipment, net		75,984	80,148
Total Assets		$5,355,684	$3,148,736

	LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts payable		$4,385,071	$2,491,520
Customer deposits		359,322	350,000
Accrued liabilities		33,147	29,395
Debenture payable		770,833	291,667
Note payable maturities within one year		100,000	100,000
Note payable – related party		303,442	303,442
Shares settled financing fees		375,000	200,000
		-
Total current liabilities		6,326,815	3,766,024

Commitments and contingencies		-	-

Total Liabilities		6,326,815	3,766,024

Equity ( Deficit ):

Common stock, 0.0001 par value, 190,000,000 and 200,000,000 shares authorized at June 30, 2012 and December 31, 2011, respectively, 58,804,127 and 55,622,117 shares issued and outstanding at June 30,2012 and December 31, 2011, respectively		5,467	5,163
Preferred Stock, 0.0001 par value, 10,000,000 and 0 shares authorized at June 30, 2012 and December 31, 2011, respectively and 0 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively		-	-
Additional paid-in capital		603,586	214,764
Accumulated (deficit)		(1,580,184)	(837,215)
Total ( deficit )		(971,131)	(617,288)
Total Liabilities and Equity (Deficit )		$5,355,684	$3,148,736

The accompanying notes to financial statements are an integral part of these statements.

Page - 3

DYNAMIC VENTURES CORP AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS ( unaudited )

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

REVENUE:
Contract revenue	$4,588,340	$1,039,990	$8,854,588	$1,317,101
Total revenue	4,588,340	1,039,990	8,854,588	1,317,101

COST OF REVENUE:
Cost of contract revenue	4,327,595	961,639	8,314,375	1,130,051
Total cost of revenue	432,7595	961,639	8,314,375	1,130,051

GROSS MARGIN	260,745	78,351	540,213	187,050

OPERATING COSTS:
General and administrative	424,049	278,663	866,860	490,505
Depreciation and amortization	2,082	-	4,164	-
Total operating expenses	426,131	278,663	871,024	490,505

(LOSS) FROM OPERATIONS	(165,386)	(200,312)	(330,811)	(303,455)

OTHER INCOME (EXPENSE)	(348,141)	(10,028)	(412,158)	(13,363)

(LOSS) BEFORE TAXES	(513,527)	(210,340)	(742,969)	(316,818)
Income tax expense	-	-	-	-

NET INCOME (LOSS)	$(513,527)	$(210,340)	$(742,969)	$(316,818)

NET INCOME (LOSS) PER COMMON SHARE FROM
OPERATIONS:
Basic & Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic & Diluted	57,049,133	50,029,670	56,335,625	50,014,917

The accompanying notes to financial statements are an integral part of these statements.

Page - 4

DYNAMIC VENTURES CORP AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ( unaudited )

	For the Six Months Ended
	June 30,
	2012	2011

CASH FLOWS FROM ACTIVITIES:
Net income (loss)	$ (742,969)	$ (316,818)
Adjustments to reconcile net income (loss) to net cash
provided by (used in ) operating activities:
Depreciation and amortization	4,164	-
Amortization of deferred loan fees	127,395	-
Amortization of stock award agreement	8,335	-
Stock issued for financing fees	227,717	-
Stock issued for services	28,074	4,501

Changes in operating assets and liabilities:
Accounts receivable	(2,174,846)	(239,563)
Inventory	4,601	4,892
Prepaid job costs	34,108	(55,880)
Contracts in process	(37,632)	138
Deferred loan fees	(20,750)	-
Prepaid expenses and other assets	1,215	6,903
Accounts payable	1,893,551	372,303
Deferred income	-	(5,400)
Royalty payable - contracts	-	(29,181)
Customer deposits	9,322	348,411
Accrued liabilities	3,752	12,009

Net cash provided by (used in) operating activities	(633,963)	102,315

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	(24,980)

Net cash used in investing activities	-	(24,980)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debt	-	120,000
Proceeds from issuance of debenture	750,000	-
Payment on debenture principal	(270,834)	-

Net cash provided by financing activities	479,166	120,000
Net increase (decrease) in cash and cash equivalents	(154,797)	197,335

CASH AND CASH EQUIVALENTS, beginning of period	539,933	155,513
CASH AND CASH EQUIVALENTS, end of period	$385,136	$352,848

SUPPLEMENTAL CASH FLOW DISCLOSURE:

Stock issued for services	$ 28,074	$ 4,501
Stock issued for financing fees	$ 227,717	$ -
Stock to be settled for deferred loan fees	$ 300,000	$ -
Stock issued for deferred loan fees	$ 125,000	$ -
Cash used for interest expense	$ 45,139	$ -

The accompanying notes to financial statements are an integral part of these statements.

Page - 5

	DYNAMIC VENTURES CORP AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY ( DEFICIT ) For The Six Months Ended June 30, 2012 (unaudited)

	Common Stock
	Shares	Value	Contributed Capital	Retained Earnings		Total

December 31, 2011	51,620,479	$5,163	$214,764	$	(837,215)	$(617,288)

Amortization of director's stock award agreement			8,335			8,335

Stock issued for services	325,000	32	28,042			28,074
Stock issued for deferred loan fees	963,020	96	124,904			125,000
Stock issued for financing fees	1,754,372	176	227,541			227,717
Net loss for the six months ended
June 30, 2012					(742,969)	(742,969)

STOCKHOLDERS' EQUITY BALANCE as of
June 30, 2012	54,662,871	$5,467	$603,586		$(1,580,184)	$(971,131)

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

On October 25, 2011, the Company through its wholly owned subsidiary Bundled Builder Solutions, Inc. (BBSI) together with its unaffiliated joint venture partner, Builders Investment Group, LLC (BIG I), formed Builders Investment  Group  II, LLC (BIG II), an Arizona limited liability  company for the purposes of holding, owning,  protecting, maintaining, developing, enhancing, rehabilitating, and selling residential real estate. Each member of the LLC receives 50% of the profits or losses.  BIG II did not generate any revenue from inception through June 30, 2012.

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and consequently do not include all disclosures normally required by U.S. generally accepted accounting principles.   However, in the opinion of management, the accompanying unaudited interim condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2012 and December 31, 2011, and the results of their operations for the three month and six month periods ended June 30, 2012 and June 30, 2011 and their cash flows for the six month periods ended June 30, 2012, and June 30, 2011, respectively.   These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2012. These condensed consolidated financial statements have been prepared on the assumption that the Company is a going concern, meaning the Company will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations.    Continuation as a going concern is dependent upon the Company’s ability to re-achieve profitable operations and generate funds from there, and/or raise equity capital or borrowings sufficient to meet current and future obligations which may take the next year to fully realize.  The Company plans to raise equity financings over the next twelve months to finance operations. There is no guarantee that the Company will be able to complete any of these objectives.

Page - 7

 Certain information and note disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Principles  of Combination - The interim, condensed consolidated financial statements  include the  accounts of  the Company, its subsidiaries and BIG II.  There has been no activity in BIG II through June 30, 2012. All significant inter-company accounts and transactions have been eliminated in consolidation.

Fair Value -  The accounting framework for determining fair value includes a hierarchy for ranking the quality and reliability of the information used to measure fair value, which enables the reader of the financial statements to assess the inputs used to develop those measurements. The fair value hierarchy consists of three tiers as follows: Level 1, defined as quoted market prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, model-based valuation techniques for which all significant assumptions are observable in the market or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities and Level 3, defined as unobservable inputs that are not corroborated by market data.

We measure property, plant and equipment, at fair value on a nonrecurring basis.  No impairments on property, plant and equipment were taken during the period.  The Company’s financial instruments consist of notes and debenture payable and shares settled financing fees. The fair value of financial instruments is determined at Level 3 by using an income approach with a discount  factor of zero since the instruments are short term.

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

Cash and Cash  Equivalents - The Company considers  all highly-liquid  investments  purchased  with an original  maturity of three months or less on the purchase date to be cash equivalents.   Deposits at each institution are insured in limited amounts by the Federal Deposit Insurance Corporation (FDIC). At times, cash and cash equivalents may exceed amounts insured by the FDIC

Valuation of Accounts Receivable -The Company accrues for revenue based on the completion of work. Billings are due within 30 days.  Accounts receivable are reviewed to determine which are doubtful of collection.  In making the determination of the appropriate allowance for doubtful accounts, the Company considers specific accounts, analysis of accounts receivable agings, changes in customer payment terms, historical  write-offs,  changes  in customer  demand  and  relationships,  concentrations  of  credit risk  and customer  credit  worthiness.   The allowance  for  doubtful  accounts  totaled  $8,250  at June 30, 2012 and $8,250 at December 31, 2011.  No accounts were written off against the allowance for doubtful accounts during the three month and six month periods ended June 30, 2012. Accounts totaling $26,750 were written off against the allowance for doubtful accounts during the year ended December 31, 2011.  See Notes 9 and 10 below.

Property and Equipment- Property and equipment are stated at cost and depreciated using the straight-line method over estimated useful lives of three to seven years.  Upon retirement or sale, the costs of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized.  Repairs and maintenance charges are expensed as incurred. The Company recorded $2,082 and $0 of depreciation for the three months ended June 30, 2012 and 2011, respectively.  The Company recorded $4,164 and $0 of depreciation for the six months ended June 30, 2012 and 2011, respectively.

Inventory- Inventory consists of carpet and carpet pad which are valued at the lower of cost or market. There was no allowance for inventory obsolescence at June 30, 2012 and December 31, 2011.

Page - 8

Long-Lived Assets- The Company evaluates potential impairment of long-lived assets, in accordance with Financial  Accounting  Standards   Board  (FASB)  Accounting  Standards   Codification  (ASC)  360-10, Accounting for the Impairment or Disposal of Long-Lived Assets , which requires the Company to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. The Company believes that long-lived assets in the accompanying balance sheets are appropriately valued at June 30, 2012 and December 31, 2011, and no impairment has been recorded for the three month or six month periods ended June 30, 2012 and 2011.

Revenue Recognition - The Company derives revenue from BBSI and its subsidiaries for their specific line of business.

The Company recognizes revenue for Floor Art in accordance with ASU 605-35-50, Accounting for Performance of Construction-Type and Certain Product-Type Contracts.  Under this rule, the Company can perform work under a fixed-price contract or a time-and-materials contract.  As these jobs are short in nature, revenue is recognized at the completion of the project.  For contracts in progress but not completed, costs incurred are accumulated until completion of the contract.  These costs consist of labor and materials.  At June 30, 2012 and December 31, 2011, costs incurred on projects in progress were $0 and $0, respectively.

BDC is providing a software resource for builders and designers to use in the design center selection process.  To access the software, there is a fee billed at the beginning of the contract period which extends, generally, a period of six months. As the billing and collection of fees are collected up front, the Company records deferred revenue for the portion of revenue received, but not earned. Revenue is recognized on a straight-line basis over the term of the contract.  There was no deferred revenue as of June 30, 2012 and December 31, 2011.

The Company recognizes revenue for BBSI construction management projects in Native American communities and for general contracting in accordance with ASU 605-35-50, Accounting for Performance of Construction-Type  and Certain  Product-Type Contracts.  Under this rule, the Company can perform work under a fixed-price contract or a time-and-materials contract.   As these jobs are longer in nature, revenue is recognized as a percentage of completion based on the percentage of costs paid on the total cost of the project.  For contracts in progress but not completed, costs incurred are charged to costs of contract revenues at the same time the revenues are recognized. The BBSI contract for the North Dakota project is a cost plus contract. Revenue is recognized equal to the costs incurred plus the related fee as the costs are incurred.  For the three months ended June 30, 2012, the Company had recorded revenues of $4,540,433 and costs of contract revenues of $4,291,878 for general contracting.  For the three months ended June 30, 2011, the Company had recorded revenues of $910,747 and costs of contract revenues of $872,148 for general contracting.  For the six months ended June 30, 2012, the Company had recorded revenues of $8,762,642 and costs of contract revenues of $8,240,235 for general contracting.  For the six months ended June 30, 2011, the Company had recorded revenues of $945,747 and costs of contract revenues of $872,149 for general contracting.  BBSI also performs general contracting for the installation of tenant improvements. As these jobs are short in nature, revenue is recognized at the completion of the project.  For contracts in progress but not completed, costs incurred are accumulated until completion of the contract.  These costs consist of labor and materials.  At June 30, 2012 and December 31, 2011, costs incurred on projects in progress were $37,632 and $0, respectively.

 There was no construction activity in Native American communities for the three month and six month periods ended June 30, 2012 or June 30, 2011. There was no construction in progress for Native American communities at June 30, 2012 or December 31, 2011.

The Company recognizes revenue for BBSI engineered building systems' projects in accordance with ASU 605-35-50, Accounting for Performance of Construction-Type and Certain Product-Type Contracts.  Under this rule, the Company can perform work under a fixed-price contract or a time-and-materials contract.  As these  jobs  are  longer  in  nature,  revenue  is  recognized  as  a  percentage  of  completion  based  on  the percentage of costs paid on the total cost of the project. For contracts in progress, costs incurred but not yet expensed to cost of sales are reflected as contracts in progress. There was no construction activity in engineered systems for the three month or six month periods ended June 30, 2012 or June 30, 2011. There was no construction in progress for engineered systems at June 30, 2012 or December 31, 2011.

No revenue was recognized for BIG II for the three month or six month periods ended June 30, 2012 and 2011 as there has not yet been any activity in BIG II.

Income (Loss) per Common Share- Basic income (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.  The 22,500,000  (adjusted for the 5:1  stock split) shares  issued  for the August 2, 2010 stock exchange described in Note 1 are considered outstanding for the entire three month and six month periods ended June 30, 2012  and  2011.  Dynamic Ventures Corp shares issued prior  to  the  stock  exchange agreement totaling 27,500,000 (adjusted for the 5:1 stock split) are considered outstanding from August 2, 2010, the effective date of the stock exchange agreement. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional shares of common stock  that  would  have  been outstanding  if  the  potential common  shares  had  been  issued  and  if  the additional shares of common stock were dilutive.  There are 1,000,000 shares in the Restrictive Stock Award (See Note 2) that are dilutive shares at June  30, 2012.  These shares are antidilutive due to the net loss for the three month and six month periods ended June 30, 2012 and as such their effect has not been included in the calculation of diluted net loss per share.  There were no dilutive financial instruments issued or outstanding for the three month or six month periods ended June 30, 2011.

Page - 9

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

The  Company  maintains  a  valuation  allowance  with  respect  to  deferred  tax  assets.   The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. The Company maintained a 100% valuation allowance with respect to net deferred tax assets for the three months ended June 30, 2012 and the year ended December 31, 2011. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes  in circumstances,  such  as the  Company  generating taxable  income,  could  cause a  change  in judgment about the realizability of the related net deferred tax asset.  Any change in the valuation allowance will be included in income in the year of the change in estimate.

The Financial Accounting Standards Board issued guidance on accounting for uncertainty in income taxes, effective for  the  year  ended  December  31,  2009.   Management evaluated  the  Company's   tax positions and concluded that the Company had taken no uncertain tax positions that require adjustment to the condensed consolidated financial  statements  to comply  with the provisions  of this guidance.   The Company’s policy  is to recognize interest and penalties related to uncertain tax positions in income tax expense.  For the three month and six month periods ended June 30, 2012, and June 30, 2011, the Company made no provision for interest or penalties related to uncertain tax provisions.

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

Loans from Related Parties- Directors and Stockholders- As of June 30, 2012 and December 31, 2011, loans from related parties amounted to $303,442 and represented working capital advances from principal officers and directors who are also stockholders of the Company.  The loans are unsecured, non interest bearing, and due on demand.

2.  COMMON STOCK AND EQUITY

Common Stock  -
On July 31, 2011, the Company entered into a Securities Purchase Agreement with TCA Global Master Credit Fund.  LP (TCA) wherein TCA agreed to purchase certain senior secured redeemable debentures from the Company.   See Note 5 below.  As part of this agreement, the Company was required to pay a loan fee totaling $125,000 and as such issued 2,717,392 shares of restricted stock as payment for the fee based on a share price of $.046.  Terms of the agreement required the Company to issue additional shares on April 30, 2012, such that the total market value of the shares issued for the loan fee equals $125,000 on April 30, 2012, or pay TCA the difference between the April 30, 2012 value of the 2,717,392 shares and $125,000 in cash.  Terms of the agreement also required TCA to return shares to the Company if the value of shares issued to TCA exceeds $125,000 on April 30, 2012 such that the total value of shares retained  by TCA at April 30, 2012 is $125,000.   In accordance with the terms of the Securities Purchase Agreement with TCA, on April 30, 2012, the Company determined that 1,754,372 shares were to be returned to the Company. The value of these shares at April 30, 2012 was $227, 717. As part of the Second Amendment to Securities Purchase Agreement with TCA Global Credit Master Fund, LP( see below )  the Company   agreed  to waive the return of shares from TCA.  The $227,717 is expensed as loan fees for the three month and six month periods ended June 30, 2012, and included as equity on the balance sheet. At June 30, 2012, the 2,717,392 shares are treated as issued and outstanding and the $125,000 is included in equity on the balance sheet.

As a result of unknown value of this future valuation at December 31, 2011, the issued shares were reflected as issued and outstanding at December 31, 2011; however, the Company reflected the $125,000 as a liability and not equity on the balance sheet  at December 31, 2011.   Additionally, the statement of changes in equity does not reflect the 2,717,392 shares issued related to this transaction in the balances at December 31, 2011, but does reflect the shares as issued during the six months ended June 30, 2012.

Effective on April 30, 2012, the Company entered into the First Amendment to Securities Purchase Agreement with TCA Global Credit Master Fund, LP, (TCA) wherein TCA purchased an additional Seven Hundred Fifty Thousand Dollars ($750,000) of senior secured redeemable debenture.  As part of this agreement, the Company was required to pay a loan fee totaling $200,000 and as such issued 1,857,010 shares of Rule 144 stock as payment for the fee based on a share price of $.108. Terms of the agreement required the Company to issue additional shares on February 14, 2013, such that the total market value of the shares issued is $200,000; provided that if the share value on the Valuation Date exceeds $200,000, then the Company shall be entitled to a return of shares.  The share price at June 30, 2012 was $.05.  As a result of unknown value of this future valuation, the issued shares are reflected as issued and outstanding; however, the Company has reflected the $200,000 as a liability and not equity on the balance sheet as of June 30, 2012.  Additionally, the statement of changes in equity does not reflect the 1,857,010 shares issued related to this transaction.  See Note 5 below.

Page - 10

Effective on June 1, 2012,  the Company entered into the Second Amendment to Securities Purchase Agreement with TCA Global Credit Master Fund, LP,(TCA), wherein the Company issued to TCA a Combined, Amended and Restated Senior Secured Redeemable Debenture in the principal amount of $770,833.33 that combines, amends, restates and supersedes the Senior Secured Redeemable Debenture issued as of July 31, 2011 in the principal amount of $500,000 and the Senior Secured Redeemable Debenture issued as of April 30, 2012 in the principal amount of $750,000. As part of this agreement, the Company is required to pay a loan fee of $100,000. The Agreement provides that the Company issue restricted shares of its common stock having a value of $100,000 (2,000,000 shares of common stock in total based on the value of the shares of $.05 on the closing date), half on the closing date and half on any date that is sixty one days after the issuance of the first 1,000,000 shares. Terms of the agreement require the Company to issue additional shares on the twelve month anniversary of the issuance of the Debenture, such that the Buyer receives proceeds of the sale of the shares equal to $100,000; provided that if the share value on the valuation date exceeds $100,000, then the Company shall be entitled to a return of shares.  The Company has the right to redeem the shares for $100,000 less the amount of proceeds received by the Buyer for any previous sale of shares.  The share price at June 30, 2012 was $.05.  As a result of unknown value of this future valuation, the issued shares are reflected as issued and outstanding; however, the Company has reflected the $100,000 as a liability and not equity on the balance sheet as of June 30, 2012.  Additionally, the statement of changes in equity does not reflect the 1,000,000 shares issued related to this transaction.  See Note 5 below.

The Company entered into an Investment Agreement with Centurion Private Equity, LLC ("Centurion") on December 20, 2011 wherein Centurion committed to purchase up to $7,500,000 of the Company’s common stock, over a period of time terminating upon 36 months from the date of the Investment Agreement subject to an effective registration statement covering the resale of the common stock and subject to certain conditions and limitations set forth in the Investment Agreement, including limitations based upon the trading volume of  the  Company's   common  stock.  The  maximum  aggregate  number  of  shares  issuable  by  the Company and purchasable  by Centurion  under the Investment Agreement is that number  of shares of  common stock having an aggregate purchase price of $7,500,000.  In connection with the preparation of the Investment Agreement and the registration rights agreement, the Company issued Centurion 171,233 shares of restricted common stock as a document preparation fee having a value of $10,000 and 1,284,246 shares of restricted common stock as a commitment fee having a value of $75,000.  Additionally, as an additional commitment, fee 1,284,246 shares of restricted common stock having a value of $75,000 have been placed in escrow.  Terms of the escrow agreement require the Company to issue additional shares during the 36 month term such that the total market value of the shares issued for the loan fee equals $75,000 when the shares are required to be issued or pay Centurion the difference between issued 1,284,246 shares and $75,000 in cash  As a result of unknown value of these shares at the future release, the 1,284,246 shares are reflected as issued and outstanding; however, the Company has reflected the $75,000 as a liability and not equity on the balance sheet as of June 30, 2012 and December 31, 2011.  Additionally, the statement of changes in equity does not reflect the 1,284,246 shares issued related to this transaction.   The Deferred Equity Costs consisting of total preparation fee of $10,000 and commitment fee of $150,000 will be deferred until the put is exercised and then offset against the stock in equity on a pro rata basis. There was no expense recorded for the three month and six month periods ended June 30, 2012 and for the year ended December 31, 2011.

The Company also entered into a Registration Rights Agreement with Centurion pursuant to which the Company granted Centurion certain registration rights with respect to the shares issued to Centurion in accordance with the terms of the Investment Agreement as a commitment fee and document preparation fee as well as the shares to be issued in connection with a put. The Company also agreed to register the placement agent shares.  See Form 8-K filed with the Securities and Exchange Commission on December 27, 2011.

On April 3, 2012, the Company entered into a consulting agreement with DC Consulting LLC, which calls for DC Consulting to provide business advisory services, shareholder information services and public relations services.  Per the agreement, DC Consulting will be paid $4,000 per month and issued 300,000 shares of restricted stock per quarter in monthly installments of 100,000 shares. The agreement was scheduled to terminate on July 1, 2012. The Company issued DC consulting 200,000 shares of restricted common stock on April 20, 2012.  Market value at time of issuance was $.10 per share resulting in an expense of $ 20,000 which was recorded in second quarter of 2012.  The Company issued DC consulting 50,000 shares of restricted common stock on June 18, 2012.  Market value at time of issuance was $.049 per share resulting in an expense of $ 2,450 which was recorded in second quarter of 2012. The agreement has been terminated and no further shares are due to DC Consulting.

Page - 11

On May 17, 2012, the Company issued 75,000 shares of restricted common stock to Carpe DM, Inc. as part of the agreement dated April 15, 2011, for shareholder information services and public relations services. Market value at time of issuance was $.075 per share resulting in an expense of $ 5,625 which was recorded in second quarter of 2012.

On December 22, 2011 (Grant Date), the Company entered into a restricted stock award agreement with Laurence M. Luke, a director, for 1,000,000 shares as compensation for his services as a director.  The shares vest one third annually on each anniversary of the Grant Date. Fair market value of the grant at Grant Date was $50,000 based on a fair market value of a share at the Grant Date of $.05.   $4,167 was expensed during the three months ended June 30, 2012, and $8,335 was expensed during the six months ended June 30, 2012.  There were no vested shares at June 30, 2012 and December  31, 2011. The fair market value of the grant at June 30, 2012 was $50,000 based on a share price of $.05.

3. RELATED PARTY TRANSACTIONS

Related Party Transactions - As a result of BBSI’s buyout of Floor Art and BDC, there was a net deemed distribution to the majority owner of $448,173.  The transaction resulted in a note due to the majority owner of $303,442 for working capital advances. The balance due the majority owner as of June 30, 2012 and December 31, 2011 is $303,442.  This amount is unsecured, non-interest bearing, and due upon demand.

In August of 2010, the Company hired JENAL Consulting, Inc. to provide the Company with marketing of the engineered construction system.   The  owner  of  JENAL  is  the  wife  of  Al  Cain,  a stockholder. For the three month and six month periods ended June 30, 2012 the Company paid JENAL $0 and $9,375, respectively, for such services. The Company paid JENAL $55,496 and $83,496 for the three month and six month periods ended June 30, 2011, respectively, for such services.

Page - 12

4.  COMMITMENTS AND CONTINGENCIES

Commitments and contingencies- The Company has an office space lease with a non-affiliated entity.  The lease is month-to-month and can be cancelled at anytime.  The total rent expense under this agreement was $10,500 and $21,000 for the three months and six months ended June 30, 2012, respectively.  The total rent expense under this agreement was $13,000 and $35,500 for the three months and six months ended June 30, 2011, respectively.

On June 6, 2012, the Company entered into a financing agreement for insurance premiums totaling $23,648.  The agreement calls for 11 monthly payments of $2,150 beginning August 1, 2012.

On January 12, 2012, the Company entered into an equipment lease calling for 60 monthly payments of $96 each plus applicable taxes and maintenance.  On February 17, 2012, the Company entered into an additional equipment lease calling for 60 monthly payment of $96.50 each plus applicable taxes and maintenance.  Total payments on these leases were $927 and $1,718, respectively, for the three and six month periods ended June 30, 2012.

In 2011, the Company entered into a contract with Annabelle to provide construction for residential and commercial projects.  Under the terms of the contract the Company is required provide a warranty for construction on completed construction for one year from completion.  There were no charges incurred during the three month and six month periods ended June 30, 2012 and 2011 under this warranty program.

Litigation - From time to time, the Company may be subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the ordinary course of business activities.  The Company is currently  pursuing legal remedies to collect receivables owed to it from its principal customer, which include filing liens on properties for which work was performed by the Company and for which payment has not been received.  While this process may result in temporary short term cash flow effects, management believes the Company will collect the funds due the Company.  The failure to collect such amounts is expected to have a material adverse effect on the Company. Except as noted herein, the Company is not aware of any other legal proceedings or claims that will have, individually or in the aggregate, a material effect on the Company's financial condition, results of operations or cash flows.

5.  NOTES PAYABLE

The Company entered into the following notes payable for working capital with a bank: on August 27, 2010 for $50,000; on October 29, 2010 for $25,000; and on November 17, 2010 for $25,000. Terms of the notes call for repayment by August 27, 2012, with interest accrued at 18% per year.  Interest expense for the three and six month periods ended June 30, 2012 and 2011 was $4,500 and $9,000, respectively.   The Principal due August 27, 2012 is $100,000.

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

Effective on April 30, 2012,  the Company entered into the First Amendment to Securities Purchase Agreement with TCA Global Credit Master Fund, LP, (TCA) wherein TCA purchased an additional Seven Hundred Fifty Thousand Dollars ($750,000) of senior secured redeemable debenture. The debenture bears interest at a rate of twelve percent (12%) per annum, matures on April 30, 2013 and monthly payments of principal, interest and a redemption premium commence on May 30, 2012. As part of this agreement, the Company was required to pay a loan fee totaling $200,000 and as such issued 1,857,010 shares of restricted  stock as payment for the fee.  See Note 2 above. The loan fee is expensed to interest expense on a straight line basis over 12 months.

Effective on June 1, 2012,  the Company entered into the Second Amendment to Securities Purchase Agreement with TCA Global Credit Master Fund, LP,(TCA), wherein the Company issued to TCA a Combined, Amended and Restated Senior Secured Redeemable Debenture in the principal amount of $770,833.33 that combines, amends, restates and supersedes the Senior Secured Redeemable Debenture issued as of July 31, 2011 in the principal amount of $500,000, of which the Company had repaid $416,667, and the Senior Secured Redeemable Debenture issued as of April 30, 2012 in the principal amount of $750,000, of which the Company had repaid $62,500 . The Debenture bears interest at a rate of twelve percent (12%) per annum, matures on June 1, 2013 and monthly payments of principal, interest and a redemption premium commence on June 1, 2012.  As part of this agreement, the Company was required to pay a loan fee of $100,000.  The Company issued 1,000,000 shares of restricted stock as payment of one half of the fee.  As payment for the second half of the fee, the Company is required to issue an additional 1,000,000 shares of restricted stock on any date that is sixty one days after the issuance of the first 1,000,000 shares.  See Note 2 above. The loan fee is expensed to interest expense on a straight line basis over 12 months.

Page - 13

Interest expense including loan fee expense is $342,644 and $400,251, respectively, for the three and six month periods ended June 30, 2012.

6. LIQUIDITY

For the six months ended June 30, 2012, the Company incurred a net loss of $742,969, generated $154,797 of negative cash flow,   and  has an  accumulated  deficit of  $1,580,184.  For the six months ended June 30, 2011, the Company incurred a net loss of $316,818, generated $197,335 of positive cash flow, and had an accumulated deficit  of  $360,192.   Cash  on  hand  at  June   30,  2012  and  December 31, 2011  was  $ 385,136  and  $539,933, respectively.

Cash and borrowings from inception to date have been sufficient to provide the operating capital necessary to operate.  The Company has historically financed operations primarily by cash flows generated through operations and cash infusions from officers and outside investors in exchange for debt and/or common stock. The Company is currently not in good short-term financial standing. These condensed consolidated financial statements have been prepared on the assumption that the Company is a going concern, meaning the Company will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations.    Continuation as a going concern is dependent upon the Company’s ability to re-achieve profitable operations and generate funds from there, and/or raise equity capital or borrowings sufficient to meet current and future obligations which may take the next year to fully realize.  The Company plans to raise equity financings over the next twelve months to finance operations. There is no guarantee that the Company will be able to complete any of these objectives.

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

		Three Months Ended June 30, 2012
	Floor Art	Native American Housing	General Contracting	Engineered Building Systems	BDC	Unallocated	Consolidated

Revenues	$47,907	$-	$4,540,433	$-	$-	$-	$4,588,340
Cost of revenues	37,938	-	4,289,657	-	-	-	4,327,595
Gross margin	9,969	-	250,776	-	-	-	260,745
Operating costs	-	-	-	-	-	426,131	426,131
Income (loss) from operations	9,969	-	256,776	-	-	(426,131)	(165,386)
Other income (expense)	-	-	-	-	-	(348,141)	(348,141)
Income (loss) before taxes	$9,969	$-	$250,776	$-	$-	$(774,272)	$(513,527)

Page - 14

		Three Months Ended June 30, 2011
	Floor Art	Native American Housing	General Contracting	BDC	Unallocated	Consolidated

Revenues	$116,543	$-	$910,747	$12,700	$-	$1,039,990
Cost of revenues	89,491	-	872,148	-	-	961,639
Gross margin	27,052	-	38,599	12,700	-	78,351
Operating costs	-	-	-	-	278,663	278,663
Income (loss) from operations	27,052	-	38,599	12,700	(278,663)	(200,312)
Other income (expense)	-	-	-	-	(10,028)	(10,028)
Income (loss) before taxes	$27,052	$-	$38,599	$12,700	$(288,691)	$(210,340)

		Six Months Ended June 30, 2012
	Floor Art	Native American Housing	General Contracting	Engineered Building Systems	BDC	Unallocated	Consolidated

Revenues	$91,946	$-	$8,762,642	$-	$-	$-	$8,854,588
Cost of revenues	74,140	-	8,240,235	-	-	-	8,314,375
Gross margin	17,806	-	522,407	-	-	-	540,213
Operating costs	-	-	-		-	871,024	871,024
Income (loss) from operations	17,806	-	522,407	-	-	(871,024)	(330,811)
Other income (expense)	-	-	-		-	(412,158)	(412,158)
Income (loss) before taxes	$17,806	$-	$522,407	$-	$-	$(1,283,182)	$(742,969)

		Six Months Ended June 30, 2011
	Floor Art	Native American Housing	General Contracting	BDC	Unallocated	Consolidated

Revenues	$355,954	$-	$945,747	$15,400	$-	$1,317,101
Cost of revenues	257,902	-	872,149	-	-	1,130,051
Gross margin	98,052	-	73,598	15,400	-	187,050
Operating costs	-	-	-	-	490,505	490,505
Income (loss) from operations	98,052	-	73,598	15,400	(490,505)	(303,455)
Other income (expense)	-	-	-	-	(13,363)	(13,363)
Income (loss) before taxes	$98,052	$-	$73,598	$15,400	$(503,868)	$(316,818)

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

Page - 15

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

9.  CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

The Company's customers are U.S. customers, for  which  the  Company  performs   ongoing  credit evaluations but generally does not require collateral to support receivables.  General Contracting has one customer which began operations in March of 2011.  Accounts receivable for this customer were $4,310,636 at June 30, 2012. The Company has received a deposit from this customer of $350,000.  This customer accounted for 99% of the total Company revenue for the six months ended June 30, 2012 and 72% of the total Company revenue for the six months ended June 30, 2011.  The contract and work for this customer has been terminated.  See Note 10 below.  Loss of this major customer will have a significant impact on the Company’s financial statements.  Floor Art has one major customer which accounted for 68% ( $65,420 ) of Floor Art's revenues for the six months ended June 30, 2012 and four major customers which accounted for 60% ($218,519 )of Floor Art's revenue for the six months ended June 30, 2011.   Accounts receivable for Floor Art's major customer were $7,649 at June 30, 2012 and accounts receivable for Floor Art’s four major customers were $14,739 at June 30, 2011. There were no revenues in Engineered Building Systems, Native American Housing, or BDC for the six months ended June 30, 2012. Loss of major customers would have a significant impact on the Company’s financial statements.

We are subject to concentrations of credit risk from our cash and cash equivalents.   Our cash in bank deposit accounts from time to time may exceed federally insured limits.

10.  SUBSEQUENT EVENTS

On July 16, 2012, the Company issued demand letters to Annabelle Homes, LLC, Annabelle Tioga, LLC, and Annabelle Commercial B, LLC for payments due for work performed by the Company and the Company’s subcontractors.  Work was suspended on the projects on July 23, 2012, and the contract has been terminated.  The Company is currently pursuing legal remedies to collect receivables owed to it from its principal customer, which include  filing of liens on properties for which work was performed by the Company and for which payment has not been received.  While this process may result in temporary short term cash flow effects, management believes the Company will collect the funds due the Company. The failure to collect such amounts is expected to have a material adverse effect on the Company.  The Company is not aware of any other legal proceedings or claims that will have, individually or in the aggregate, a material effect on the Company's financial condition, results of operations or cash flows.

Page - 16

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

RESULTS OF OPERATIONS

Liquidity and Capital Resources

Our balance sheet as of June 30, 2012 reflects cash in the amount of $385,136.   Cash from operations, issuance of stock and borrowings from inception to date have been sufficient to provide necessary operating capital to date.  The net loss for the six months ended June 30, 2012 amounted to $742,969.  As of June 30, 2012 our accumulated deficit was $1,580,184.

Cash decreased for the six months ended June 30, 2012 by $154,797 as a result of cash used by operating activities of $633,963 and  cash provided by financing  activities of $479,166 generated by obtaining additional debenture financing of $750,000 less payments on outstanding debentures of $270,834.    The net loss for the six months ended June 30, 2012 of $742,969 included $395,685 of non-cash expenses.  The remaining loss of $347,284 was covered by cash balances available at the beginning of the period of $539,933. Cash increased for the six months ended June 30, 2011, by $197,335 as a result of cash provided by operating activities of $102,315, , and cash provided by financing activities of $120,000 from proceeds of convertible notes offset by cash used in investing activities of $24,980.  The net loss for the six months ended June 30, 2011 of $316,818 was covered by activity on the North Dakota project which generated an increase in customers’ deposits and an increase in accounts payable in excess of the increase in accounts receivable.

We expect to require a total of approximately $2,900,000 to fully carry out our business plan over the next 12 months as set out in this table:

Description	Estimated Expense
Marketing our services	$100,000
Payment of notes payable and accrued liabilities	$900,000
General and administrative expenses	$1,700,000
Professional fees	$150,000
Investor relations expenses	$50,000
Total	$2,900,000

We intend to meet our cash requirements for the next 12 months through operations and external sources: a combination of debt financing and equity financing through private placements.  We are currently not in good short-term financial standing and have a working capital  deficit caused primarily from our outstanding debt obligations owed to subcontractors that performed services on the Annabelle homes. On July 16, 2012, we issued demand letters to Annabelle Homes, LLC, Annabelle Tioga, LLC , and Annabelle Commercial B, LLC for payments due for work performed by us and our subcontractors.  Work was suspended on the projects on July 23, 2012, and the contract has been terminated.  We are currently  pursuing legal remedies to collect receivables owed to us from Annabelle Homes which include  the  filing of liens on properties for which work was performed by us and for which payment has not been received.  We have been informed that Annabelle has made certain payment directly to subcontractors, reducing our obligation, the amounts of which have been undisclosed.  While this process may result in temporary short term cash flow effects, management believes we will collect the funds due to us. The failure to collect such amounts is expected to have a material adverse effect on our financial condition.

Page - 17

These condensed consolidated financial statements have been prepared on the assumption that we are a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations.  Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future.  Our continuation as a going concern is dependent upon our ability to re-achieve profitable operations and generate funds therefrom, and/or raise equity capital or borrowings sufficient to meet current and future obligations which may take the next year to fully realize.  Management plans to raise equity financings over the next twelve months to finance operations. There is no guarantee that we will be able to complete any of these objectives.

We have historically financed our operations primarily by cash flows generated through operations and cash infusions from officers and outside investors in exchange for debt and/or common stock. In July of 2011, we entered into a $1,000,000 Securities Purchase Agreement for debenture financing.  As of July 31,2011, we  issued $500,000 of debentures applicable to this agreement.  Effective April 30, 2012, we amended this debenture agreement and issued an additional $750,000 of debentures applicable to this amended agreement.  Effective on June 1, 2012,  the Company entered into the Second Amendment to Securities Purchase Agreement wherein the Company issued  a Combined, Amended and Restated Senior Secured Redeemable Debenture in the principal amount of $770,833.33 that combines, amends, restates and supersedes the Senior Secured Redeemable Debenture issued as of July 31, 2011 in the principal amount of $500,000 and the Senior Secured Redeemable Debenture issued as of April 30, 2012 in the principal amount of $750,000. (See Note 5 to the notes to condensed consolidated financial statements for the six months ended June 30, 2012). The notes are secured by a lien on all of our assets and guaranteed by BBSI.

 In December of 2011, we entered into a $7,500,000 equity financing agreement. (See Note 2 to the notes to condensed consolidated financial statements for the six months ended June 30, 2012). However, prior to making any draw down on the equity line we must meet certain conditions and there is no assurance that any such conditions will be met.  There is no guarantee that we will be successful in raising any additional capital.  There can be no assurance that we will be able to raise these funds on terms acceptable to us, if at all.

Operating Results for the Three Months Ended June 30, 2012 versus June 30, 2011

After the Share Exchange Agreement, BBSI became the primary operating company.

Total sales increased 341% for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. For the three months ended June 30, 2012, BBSI had sales of $4,588,340 as follows: Floor Art  - $47,907, representing approximately 1% of the revenue, and General Contracting  - $4,540,433, representing approximately 99% of the revenue.  There was a gross margin of $260,745 (5.7%) as follows: Floor Art  - $9,969 (20.8%) and General Contracting  - $250,776 (5.5%).  There were expenses of $774,272 and a net loss of $513,527.  There were no revenues or costs of sales for Engineered Building Systems or Native American Housing for the three months ended June 30, 2012 as there were no units under construction during this period. BDC had no sales activity or costs of sales during the three months ended June 30, 2012.

Results for the comparable three months ended June 30, 2011, were sales of $1,039,990 as follows: Floor Art  - $116,543, representing approximately 11% of the revenue, General Contracting  - $910,747, representing approximately 88% of the revenue, and BDC  - $12,700, representing approximately 1% of the revenue.  There was a gross margin of $78,351 (7.5%) as follows: Floor Art  - $27,052 (23.2%), General Contracting - $38,599 (4.2%) and BDC - $12,700 (100%).  There were expenses of $288,691 and a net loss of $210,340.  In the second quarter of 2011, Native American Housing  had no activity  and Engineered Building Systems had not yet begun operations.

Activity began in March of 2011 on the North Dakota project, which generated the sales in General Contracting.  Start up activity continued in second quarter of 2011 which is reflected in the lower sales for second quarter 2011 versus sales in second quarter of 2012 when operations were at activity levels beyond start up mode.  Both Floor Art and BDC are focused in the homebuilding market.  Floor Art’s and BDC’s decrease in sales for the three months ended June 30, 2012 compared to the three months ended June 30, 2011, is due to the decline in the homebuilding market for this time period.    There were no new projects for the Native American housing during the three month periods ended June  30, 2012 and 2011.

Floor Art’s margins were comparable in the three months ended June 30, 2011 versus the three months ended June 30, 2012, as the product mix among  insurance company projects and custom projects  versus homebuilder clients was comparable.  The gross profit for General Contracting comes from the cost plus contract for the North Dakota project.

Expenses, including other income and expenses, increased 168% for the three months ended June 30, 2012 versus the three months ended June 30, 2011 to $774,272 from $288,691 due to increased payroll costs and additional operational costs related to operating a second office to cover the North Dakota project which was just starting up during the second quarter of 2011, increased  consulting expenses and increased financing expenses. . Our general and administrative expenses consist of payroll and related payroll taxes, employer’s portion of employee health insurance costs, legal and accounting fees, bank charges, travel, meals and entertainment, office rent and maintenance, communication expenses (internet, fax, and telephone), courier, postage costs, office supplies.

Page - 18

Operating Results for the Six Months Ended June 30, 2012 versus June 30, 2011

After the Share Exchange Agreement, BBSI became the primary operating company.

Total sales increased 572% for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.  For the six months ended June 30, 2012, BBSI had sales of $8,854,588 as follows: Floor Art - $91,946 representing approximately 1% of the revenue, and General Contracting - $8,762,642 representing approximately 99% of the revenue.  There was a gross margin of $540,213 (6.1%) as follows: Floor Art - $17,806 (19.4%) and General Contracting - $522,407 (6.0%).  There were expenses of $1,283,182 and a net loss of $742,969.  There were no revenues or costs of sales for Engineered Building Systems or Native American Housing for the six months ended June 30, 2012 as there were no units under construction during this period. BDC had no sales activity or costs of sales during the six months ended June 30, 2012.

Results for the comparable six months ended June 30, 2011, were sales of $1,317,101 as follows: Floor Art - $355,954, representing approximately 27% of the revenue, General Contracting  - $945,747, representing approximately 72% of the revenue, and BDC  - $15,400, representing approximately 1% of the revenue.  There was a gross margin of $187,050 (14.2%) as follows: Floor Art - $98,052 (27.5%), General Contracting - $73,598 (7.8%) and BDC - $15,400 (100%).  There were expenses of $503,868 and a net loss of $316,818.  In the first half of 2011, Native American Housing had no activity and Engineered Building Systems had not yet begun operations..

Activity began in March of 2011 on the North Dakota project, which generated the sales in General Contracting.  Start up activity continued in second quarter of 2011 which is reflected in the lower sales for the six months ended June 30, 2011 versus sales for the six months ended June 30, 2012, when operations were at activity levels beyond start up mode.  Both Floor Art and BDC are focused in the homebuilding market.  Floor Art’s and BDC’s decrease in sales for the six months ended June 30, 2012 compared to the six months ended June 30, 2011, is due to the decline in the homebuilding market for this time period.    There were no new projects for the Native American housing during the six month periods ended June 30, 2012 and 2011. Engineered Building Systems did not begin activity in July of 2011.

Floor Art’s margins decreased from 27.5% in the six months ended June 30, 2011 to 19.4% in the six months ended June 30, 2012.  Revenues attributable to insurance company projects and custom projects which generate higher margins decreased as a percent of revenues while revenues from homebuilder clients which generate lower margins increased as a percent of revenues.  The gross profit for General Contracting comes from the cost plus contract for the North Dakota project.  The Company’s gross margin decreased from 14.2% for the six months ended June 30, 2011 to 6.1% for the six months ended June 30, 2012, due to the increase in revenues generated by General Contracting as a percent of Company revenues versus Floor Art.

Expenses, including other income and expenses, increased 155% for the six months ended June 30, 2012 versus the six months ended June 30, 2011 to $1,283,182 from $503,868 due to increased payroll costs and additional operational costs related to operating a second office to cover the North Dakota project which was just starting up during the second quarter of 2011, increased consulting expenses and increased financing expenses. Our general and administrative expenses consist of payroll and related payroll taxes, employer’s portion of employee health insurance costs, legal and accounting fees, bank charges, travel, meals and entertainment, office rent and maintenance, communication expenses (internet, fax, and telephone), courier, postage costs, office supplies.

Related Party Transactions

In August of 2010, the Company hired JENAL Consulting, Inc. to provide the Company with marketing of the engineered construction system.   The  owner  of  JENAL  is  the  wife  of  Al  Cain,  a stockholder. For the three month and six month periods ended June 30, 2012 the Company paid JENAL $0 and $9,375, respectively, for such services. The Company paid JENAL $55,496 and $83,496 for the three month and six month periods ended June 30, 2011, respectively, for such services.

Page - 19

Quarterly Developments

See ITEM 2 below.

Subsequent Developments

On July 16, 2012, the Company issued demand letters to Annabelle Homes, LLC, Annabelle Tioga, LLC , and Annabelle Commercial B, LLC for payments due for work performed by the Company and the Company’s subcontractors.  Work was suspended on the projects on July 23, 2012, and the contract has been terminated.  The Company is pursuing remedies available to it at law in order to collect the amounts due to the Company.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Future Financings

We will continue to rely on equity sales of our common shares and sales of debt in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

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

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our consolidated financial statements included in our Form 10-K for the year ended December 31, 2011, and our quarterly filings of Forms 10-Q for first quarter of 2012.  In general, management's estimates are based on historical experience, information from third party professionals, and various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management

Recently Issued Accounting Pronouncements

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

Page - 20

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Based on the evaluation of these disclosure controls and procedures our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are  effective.

Changes in Internal Control and Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is currently  pursuing collection of receivables from its principal customer through legal remedies of filing liens on property for which payment has not been received for work performed.  While this process may result in temporary short term cash flow effects, management believes the Company will collect the funds due the Company. We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any other material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 20, 2012 we issued 200,000 shares of restricted Rule 144 common stock to an advisor for advisory services.  On June 18, 2012 we  issued an additional 50,000 shares of restricted Rule 144 common stock to this advisor.   We are obligated to issue to the advisor 300,000 shares of our common stock per quarter in monthly installments of 100,000 shares of common stock during the term of the agreement which commenced in April 2012 and terminates July 1, 2012. The agreement was terminated for an agreed total of shares issued of 250,000, which were previously issued. The issuance was not a public offering as defined in Section 4(2) of the Securities Act of 1933 because the issuance was made to an insubstantial number of persons and because of the manner of the offering. In addition, the investor had the necessary investment intent as required by Section 4(2) since it agreed to, and received, securities bearing a legend stating that such securities are restricted. This restriction ensured that these securities will not be immediately redistributed into the market and therefore be part of a public offering. This issuance was done with no general solicitation or advertising by the Company. Based on an analysis of the above factors, the Company met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

On May 17, 2012 we issued 75,000 shares of restricted Rule 144 common stock to an advisor for advisory services.  The issuance was not a public offering as defined in Section 4(2) of the Securities Act of 1933 because the issuance was made to an insubstantial number of persons and because of the manner of the offering. In addition, the investor had the necessary investment intent as required by Section 4(2) since it agreed to, and received, securities bearing a legend stating that such securities are restricted. This restriction ensured that these securities will not be immediately redistributed into the market and therefore be part of a public offering. This issuance was done with no general solicitation or advertising by the Company. Based on an analysis of the above factors, the Company met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

Page - 21

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None

ITEM 5.  OTHER INFORMATION

ITEM 6. EXHIBITS

31.1 31.2 32.1 32.2 *Filed herewith
Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) *

Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) *

Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 *

Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 *

Page - 22

 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

DYNAMIC VENTURES CORP.

By:	/s/ Paul Kalkbrenner
Paul Kalkbrenner
Chief Executive Officer
(Principal Executive Officer)
Date: August ___, 2012

By:	/s/ Mark Summers
Mark Summers
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: August ___, 2012

Page - 23

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August ___, 2012	By:	/s/ Paul Kalkbrenner
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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August ___, 2012	By:	/s/ Mark Summers
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

(1)
the accompanying Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 2012 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date: August___, 2012

	By:	/s/ Paul Kalkbrenner
Name: Paul Kalkbrenner
Title: Chief Executive Officer
(Principal Executive Officer)

Page - 26

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

(1)
the accompanying Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 2012 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date: August ___, 2012

	By:	/s/ Mark Summers
Name: Mark Summers
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

Page - 27