Form 10-Q/A
period 2012-06-30
DYNAMIC VENTURES CORP.
filed 2012-08-20
CIK 1454384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from  ____________ to ____________

Commission File Number: 000-54340

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

Page - 1

DYNAMIC VENTURES CORP.

FORM 10-Q

TABLE OF CONTENTS

		Page
	PART I.—FINANCIAL INFORMATION
Item 1.	Financial Statements
	Unaudited Condensed Consolidated Balance Sheet as of June 30, 2012 and Condensed Consolidated Balance Sheet as of December 31, 2011	4
	Unaudited Condensed Consolidated Statement of Operations for the Three Months Ended June 30, 2012 and 2011 and the Six Months Ended June 30, 2012 and 2011	5
	Unaudited Condensed Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2012 and 2011	6
	Unaudited Condensed Consolidated Statement of Changes in Equity (Deficit) for the Six Months Ended June 30, 2012	7
Item 2.	Management’s Discussion and Analysis of Financial Information and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risks	22
Item 4.	Controls and Procedures	22

	PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Mine Safety Disclosures	23
Item 5.	Other Information	23
Item 6.	Exhibits	23
SIGNATURE		24

Page - 2

Explanatory Note

This Amendment to the Form 10Q for quarter ending June 30, 2012 is being filed to include disclosure regarding a subsequent litigation event that was inadvertently omitted from the prior filing.

Page - 3

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

Page - 7

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

Page - 8

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

Page - 9

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

Page - 10

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

Page - 11

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

Page - 12

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

Page - 13

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

Litigation - On July 16, 2012, BBSI issued demand letters to Annabelle Homes, LLC, Annabelle Tioga, LLC, and Annabelle Commercial B, LLC for payments overdue for various work performed by BBSI and BBSI’s subcontractors.  As a consequence of Annabelle Homes, LLC, Annabelle Tioga, LLC, and Annabelle Commercial B, LLC not making payments in response to the demand letters, work was suspended on the projects on July 23, 2012.  On August 13, 2012, BBSI received a summons and complaint filed by Annabelle Homes, LLC, Annabelle Stanley, LLC, Annabelle Tioga, LLC and Annabelle Commercial B, LLC (collectively, “Annabelle”) in District Court, Cass County, State of North Dakota  alleging that BBSI breached its contract with Annabelle by not timely providing accounting information and not paying subcontractors seeking damages in the amount of $1,217,676 plus costs and expenses. BBSI  believes Annabelle’s claims are wholly without merit and intends to vigorously defend itself against this lawsuit.  In that litigation, or by separate means, BBSI also intends to pursue all legal remedies to collect the receivables owed to it from Annabelle , which includes currently filing liens on properties for which work was performed by BBSI and for which payment has not been received.  While this process may result in temporary short term cash flow effects, management believes BBSI will ultimately collect the funds due to BBSI.  Any failure to collect these amounts would likely have a material adverse effect on the Company. After reviewing the summons and complaint with counsel, in management’s opinion the outcome is not probable and in accordance with FASB ASC 450, Contingencies, no accrual has been made in the accompanying condensed consolidated financial statements.  Except as noted herein, the Company is not aware of any other legal proceedings or claims that will have, individually or in the aggregate, a material effect on the Company's financial condition, results of operations or cash flows.

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

Page - 14

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

Page - 15

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

Page - 16

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

10.  SUBSEQUENT EVENTS

On July 16, 2012, BBSI issued demand letters to Annabelle Homes, LLC, Annabelle Tioga, LLC, and Annabelle Commercial B, LLC for payments overdue for various work performed by BBSI and BBSI’s subcontractors.  As a consequence of Annabelle Homes, LLC, Annabelle Tioga, LLC, and Annabelle Commercial B, LLC not making payments in response to the demand letters, work was suspended on the projects on July 23, 2012.  On August 13, 2012, BBSI received a summons and complaint filed by Annabelle Homes, LLC, Annabelle Stanley, LLC, Annabelle Tioga, LLC and Annabelle Commercial B, LLC (collectively, “Annabelle”) in District Court, Cass County, State of North Dakota  alleging that BBSI breached its contract with Annabelle by not timely providing accounting information and not paying subcontractors seeking damages in the amount of $1,217,676 plus costs and expenses. BBSI  believes Annabelle’s claims are wholly without merit and intends to vigorously defend itself against this lawsuit.  In that litigation, or by separate means, BBSI also intends to pursue all legal remedies to collect the receivables owed to it from Annabelle , which includes currently filing liens on properties for which work was performed by BBSI and for which payment has not been received.  While this process may result in temporary short term cash flow effects, management believes BBSI will ultimately collect the funds due to BBSI.  Any failure to collect these amounts would likely have a material adverse effect on the Company.  After reviewing the summons and complaint with counsel, in management’s opinion the outcome is not probable and in accordance with FASB ASC 450, Contingencies,  no accrual has been made in the accompanying condensed consolidated financial statements.

Page - 17

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

Page - 18

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

Page - 19

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

Page - 20

Quarterly Developments

See PART II ITEM 2 below.

Subsequent Developments

On July 16, 2012, BBSI issued demand letters to Annabelle Homes, LLC, Annabelle Tioga, LLC, and Annabelle Commercial B, LLC for payments overdue for various work performed by BBSI and BBSI’s subcontractors.  As a consequence of Annabelle Homes, LLC, Annabelle Tioga, LLC, and Annabelle Commercial B, LLC not making payments in response to the demand letters, work was suspended on the projects on July 23, 2012.  On August 13, 2012, BBSI received a summons and complaint filed by Annabelle Homes, LLC, Annabelle Stanley, LLC, Annabelle Tioga, LLC and Annabelle Commercial B, LLC (collectively, “Annabelle”) in District Court, Cass County, State of North Dakota  alleging that BBSI breached its contract with Annabelle by not timely providing accounting information and not paying subcontractors seeking damages in the amount of $1,217,676 plus costs and expenses. BBSI  believes Annabelle’s claims are wholly without merit and intends to vigorously defend itself against this lawsuit.  In that litigation, or by separate means, BBSI also intends to pursue all legal remedies to collect the receivables owed to it from Annabelle , which includes currently filing liens on properties for which work was performed by BBSI and for which payment has not been received.  While this process may result in temporary short term cash flow effects, management believes BBSI will ultimately collect the funds due to BBSI.  Any failure to collect these amounts would likely have a material adverse effect on the Company.  After reviewing the summons and complaint with counsel, in management’s opinion the outcome is not probable and in accordance with FASB ASC 450, Contingencies, no accrual has been made in the accompanying condensed consolidated financial statements.

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

Page - 21

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On July 16, 2012, BBSI issued demand letters to Annabelle Homes, LLC, Annabelle Tioga, LLC, and Annabelle Commercial B, LLC for payments overdue for various work performed by BBSI and BBSI’s subcontractors.  As a consequence of Annabelle Homes, LLC, Annabelle Tioga, LLC, and Annabelle Commercial B, LLC not making payments in response to the demand letters, work was suspended on the projects on July 23, 2012.  On August 13, 2012, BBSI received a summons and complaint filed by Annabelle Homes, LLC, Annabelle Stanley, LLC, Annabelle Tioga, LLC and Annabelle Commercial B, LLC (collectively, “Annabelle”) in District Court, Cass County, State of North Dakota  alleging that BBSI breached its contract with Annabelle by not timely providing accounting information and not paying subcontractors seeking damages in the amount of $1,217,676 plus costs and expenses. BBSI  believes Annabelle’s claims are wholly without merit and intends to vigorously defend itself against this lawsuit.  In that litigation, or by separate means, BBSI also intends to pursue all legal remedies to collect the receivables owed to it from Annabelle, which includes currently filing liens on properties for which work was performed by BBSI and for which payment has not been received.  While this process may result in temporary short term cash flow effects, management believes BBSI will ultimately collect the funds due to BBSI.  Any failure to collect these amounts would likely have a material adverse effect on the Company.  After reviewing the summons and complaint with counsel, in management’s opinion the outcome is not probable and in accordance with FASB ASC 450, Contingencies, no accrual has been made in the accompanying condensed consolidated financial statements.  Except as noted herein, the Company is not aware of any other legal proceedings or claims that will have, individually or in the aggregate, a material effect on the Company's financial condition, results of operations or cash flows.

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

Page - 22

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
*Filed herewith

** Filing by amendment
**+101.INS XBRL Instance Document (15)
**+101.SCH XBRL Taxonomy Extension Schema Document (15)
**+101.CAL XBRL Taxonomy Extension Calculation Linkbase Document (15)
**+101.DEF XBRL Taxonomy Extension Definition Linkbase Document (15)
**+101.LAB XBRL Taxonomy Extension Label Linkbase Document (15)
**+101.PRE XBRL Taxonomy Extension Presentation Linkbase Document (15)

Page - 23

 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

DYNAMIC VENTURES CORP.

By:	/s/ Paul Kalkbrenner
Paul Kalkbrenner
Chief Executive Officer
(Principal Executive Officer)
Date: August 20, 2012

By:	/s/ Mark Summers
Mark Summers
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: August 20, 2012

Page - 24

EXHIBIT 31.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO RULE 13a-14 OR RULE 15d-14 OF THE SECURITIES EXCHANGE ACT OF 1934,
AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

 I, Paul Kalkbrenner, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of Dynamic Ventures Corp.;

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 20, 2012	By:	/s/ Paul Kalkbrenner
Name: Paul Kalkbrenner
Title: Chief Executive Officer
(Principal Executive Officer)

Page - 25

EXHIBIT 31.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
PURSUANT TO RULE 13a-14 OR RULE 15d-14 OF THE SECURITIES EXCHANGE ACT OF 1934,
AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

 I, Mark Summers, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of Dynamic Ventures Corp.;

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 20, 2012	By:	/s/ Mark Summers
Name: Mark Summers
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

Page - 26

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

(1)
the accompanying Quarterly Report on Form 10-Q/A of the Registrant for the quarter ended June 30, 2012 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date: August 20, 2012

	By:	/s/ Paul Kalkbrenner
Name: Paul Kalkbrenner
Title: Chief Executive Officer
(Principal Executive Officer)

Page - 27

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

(1)
the accompanying Quarterly Report on Form 10-Q/A of the Registrant for the quarter ended June 30, 2012 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date: August 20, 2012

	By:	/s/ Mark Summers
Name: Mark Summers
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

Page - 28